Form 10QSB
period 1996-06-30
COMPARE GENERIKS INC
filed 1996-08-14
CIK 1005283

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended June 30, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the transition period from        to

                       Commission File Number: 33-80659

                             COMPARE GENERIKS, INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                11-3289396
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

                                300 Oser Avenue
                              Hauppauge, New York
                   (Address of principal executive offices)

                                     11788
                                  (Zip Code)

                                (800) 342-6555
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes    X        No

            Class                                 Outstanding at August 7, 1996
         Common Stock                                        3,890,000

                            COMPARE GENERIKS, INC.
                                  FORM 10-QSB
                       THREE MONTHS ENDED JUNE 30, 1996


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements:

                  Balance sheet..........................................   1

                  Statements of operations...............................   2

                  Statement of cash flows ...............................   3

                  Notes to financial statements ......................... 4-5

Item 2.  Management's discussion and analysis
                     of financial condition and results of
                     operations..........................................   6


PART II - OTHER INFORMATION

Item 1.  Legal proceedings ..............................................   7

SIGNATURES...............................................................   8

                            COMPARE GENERIKS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                 JUNE 30, 1996

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $1,413,215
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                              110,959
   Inventories                                           370,256
   Prepaid expenses and other current assets             226,782
                                                      ----------
   Total current assets                                2,121,212
                                                      ----------

FURNITURE AND FIXTURES, net                               20,607
INVESTMENT IN SUPERIOR SUPPLEMENTS, INC.               1,150,000
INTANGIBLE ASSETS, net                                 1,572,398
OTHER ASSETS                                             212,750
                                                      ----------
                                                      $5,076,967
                                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $  114,383
   Due from affiliate                                     54,125

                                                      ----------
                                                         168,508
                                                      ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                            389
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                         500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                          50
   Additional paid-in capital                          5,273,344
   Accumulated deficit                                  (360,824)
                                                      ----------
                                                       4,913,459
   Less stock subscription receivable                     (5,000)
                                                      ----------
                                                       4,908,459
                                                      ----------
                                                      $5,076,967
                                                      ==========
                                     -1-

                            COMPARE GENERIKS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                             Three Months       Three Months
                                                Ended               Ended
                                             June 30, 1996      June 30, 1995

NET SALES                                     $  508,458         $   -0-
                                              ----------
COST AND EXPENSES:
   Cost of sales                                 252,839             -0-
   Selling, general and administrative           344,568             -0-
   Amortization of intangible assets              78,510             -0-
                                              ----------         ------------
                                                 675,917             -0-
                                              ----------         ------------
OPERATING LOSS                                  (167,459)

INTEREST INCOME, net                              20,812             -0-
                                              ----------         ------------
NET LOSS                                      $ (146,647)        $   -0-
                                              ==========         ============


NET LOSS PER SHARE                            $     (.04)        $   -0-
                                              ==========         ============

WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                3,756,667            2,500,000
                                              ==========         ============
                                      -2-

                            COMPARE GENERIKS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months       Three Months
                                                                                     Ended              Ended
                                                                                 June 30, 1996      June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(146,647)              -
                                                                                 ---------
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization and depreciation                                              109,997               -
        Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                                                   124,337               -
             Inventories                                                          (207,853)              -
             Prepaid expenses and other current assets                             (83,556)              -
             Other assets                                                         (138,750)              -
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                  27,189               -
             Due to affiliate                                                     (179,050)              -
                                                                                ----------
   Total adjustments                                                              (347,686)              -
                                                                                ----------
   Net cash used in operating activities                                          (494,333)              -
                                                                                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture and fixtures                                            (17,456)              -
  Investment in Superior Supplements, Inc.                                        (100,000)              -
  Acquisition of intangible assets                                                 (22,469)              -
                                                                                ----------
  Net cash used in investing activities                                           (139,925)              -
                                                                                 ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (634,258)              -
                                                                                ----------

CASH AND CASH EQUIVALENTS, beginning of
   period                                                                        2,047,473               -

                                                                                ----------

CASH AND CASH EQUIVALENTS, end of period                                        $1,413,215               -
                                                                                ==========

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995


1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three months ended June 30, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.       Concentration of Credit Risk:

         Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standard No. 105 ("FAS 105"), consists primarily of trade accounts receivable. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion.


3.       Inventories:

         Inventories, consisting principally of finished goods, at June 30, 1996 have been estimated using the gross profit method.


4.       Investment in Superior Supplements, Inc.:

         On May 31, 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. valued at $1,150,000.

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                  (Continued)


5.       Stockholders' Equity:

         a.       Net loss per share

         Net loss per share is computed by dividing the net loss by the weighted average number of common shares and equivalents outstanding during the period.

         b.       Issuance of stock

         On May 31, 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. for $100,000 and the issuance of 200,000 shares of the Company's stock. The value of the shares ($1,150,000) issued in connection with this transaction have been determined using a fair value of $5.75 per share representing approximately two-thirds of the market value of the Company's stock at May 31, 1996.


6.       Commitments:

         On May 31, 1996, the Company entered into a three year Supply Agreement with Superior Supplements, Inc. (SSI) which provides for SSI to supply the Company with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trade mark or as part of the "Energex" product line) at a price equal to SSI's cost plus 15 percent.

                             COMPARE GENERIKS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales, derived primarily from convenience stores and drug store chains were approximately $508,000 for the three month period ended June 30, 1996. The gross profit on these sales was approximately $256,000 or 50 percent.

         Selling, general and administrative expenses approximated $345,000 (68% of sales) for the three month period ended June 30, 1996. The Company has implemented marketing campaigns targeting convenience store chains for the placement of product displays. In addition, the Company began radio advertising in certain test markets in order to streamline its marketing efforts based on demographics.

         The Company realized a loss of approximately $147,000 for the three month period ended June 30, 1996. The loss is principally attributable to the amortization of intangible assets on a straight line basis and the implementation of marketing campaigns.


         On May 31, 1996, the Company entered into a three year Supply Agreement with Superior Supplements, Inc. (SSI), which provides for SSI to supply the Company with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trade mark or as part of the "Energex" product line) at a price equal to SSI's cost plus 15 percent.


Liquidity and Capital Resources

         As of June 30, 1996, the Company had working capital of approximately $1,953,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $494,000 primarily due to increases in operating assets such as inventories ($208,000), prepaid expenses and other current assets ($84,000), and other assets ($139,000).

         The statement also reflects cash used in investing activities of approximately ($140,000) which reflects an investment in Superior Supplements, Inc. Common stock ($100,000), the purchase of furniture and fixtures ($17,000), and acquisition of intangible assets ($22,000).

         The Company expects to meet its cash requirements from operations and current cash reserves.
                                      -6-

PART II - OTHER INFORMATION


         Item 1 - Legal Proceedings

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPARE GENERIKS, INC.




Dated:   August 12, 1996                    By:  /s/Thomas A. Keith
                                               -----------------------

                                                 Thomas A. Keith
                                                 President and Chief
                                                 Executive Officer
                                                 Chief Financial Officer
                                      -8-