Form 10QSB
period 1996-09-30
COMPARE GENERIKS INC
filed 1996-11-12
CIK 1005283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from         to

                        Commission File Number: 33-80659

                            COMPARE GENERIKS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                 11-3289396
-------------------------------        ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number )
incorporation or organization)

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

                                       Yes    X        No
                                            -----         ----

               Class            Outstanding at November 4, 1996
             ------------       -------------------------------
             Common Stock                  3,890,000

                             COMPARE GENERIKS, INC.
                                  FORM 10-QSB
                      SIX MONTHS ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                   Page

Item 1.    Financial Statements:
           Balance sheet ......................................................................    1

           Statements of operations............................................................    2

           Statements of cash flows ...........................................................    3

           Notes to financial statements ......................................................   4-5

Item 2.    Management's discussion and analysis
             of financial condition and results of
             operations .......................................................................    6


PART II - OTHER INFORMATION

Item 1.    Legal proceedings ..................................................................    7

SIGNATURES ....................................................................................    8

                            COMPARE GENERIKS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                              SEPTEMBER 30, 1996

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                    $  195,097
   Investments in marketable securities at fair value                                              500,201
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                                                        417,466
   Inventories                                                                                     427,603
   Prepaid expenses and other current assets                                                       258,817
                                                                                                ----------
   Total current assets                                                                          1,799,184
                                                                                                 ---------

INVESTMENTS IN MARKETABLE SECURITIES                                                               373,125
FURNITURE AND FIXTURES, net                                                                         49,802
INVESTMENT IN SUPERIOR SUPPLEMENTS, INC.                                                         1,150,000
INTANGIBLE ASSETS, net                                                                           1,477,592
OTHER ASSETS                                                                                       199,200
                                                                                              ------------
                                                                                                $5,048,903
                                                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        $  166,372
   Due to affiliate                                                                                249,188
                                                                                               -----------
                                                                                                   415,560
                                                                                               -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                                                                      389
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                                                   500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                                                                    50
   Additional paid-in capital                                                                    5,273,344
   Accumulated deficit                                                                            (635,940)
                                                                                                -----------
                                                                                                 4,638,343
   Less stock subscription receivable                                                               (5,000)

                                                                                              ------------
                                                                                                 4,633,343
                                                                                              ------------
                                                                                                $5,048,903
                                                                                              ============

                            COMPARE GENERIKS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                        Six Months Ended                Three Months Ended
                                                         September 30,                        September 30,
                                                       1996        1995                   1996           1995
                                                       ----        ----                   ----           ----
NET SALES                                          $ 975,845       $     -0-          $  467,387   $        -0-
                                                  ----------      ----------          -----------  ------------

COSTS AND EXPENSES:
   Cost of sales                                     491,731             -0-             238,892            -0-
   Selling, general and
     administrative                                  777,958             -0-             433,390            -0-
   Amortization of intangible
     assets                                          157,020             -0-              78,510            -0-
                                                  ----------      ----------          -----------  ------------
                                                   1,426,709             -0-             750,792            -0-
                                                  ----------      ----------          -----------  ------------

OPERATING LOSS                                      (450,864)            -0-            (283,405)           -0-

INTEREST INCOME, net                                  29,101             -0-               8,289            -0-
                                                  ----------      ----------          -----------  ------------

NET LOSS                                           $(421,763)      $     -0-          $ (275,116)           -0-
                                                  ===========     ==========          ===========  ============

NET LOSS PER SHARE                                 $    (.11)      $     -0-          $     (.07)  $        -0-
                                                  ===========     ==========          ===========  ============

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                                   $3,823,333      $2,500,000          $ 3,890,000  $  2,500,000
                                                  ===========     ==========          ===========  ============

                            COMPARE GENERIKS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Six Months            Six Months
                                                                                     Ended                  Ended
                                                                              September  30, 1996    September 30,1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(421,763)      $           -0-
                                                                                    ----------      ---------------
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization and depreciation                                                 210,861                   -0-
        Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                                                     (182,170)                  -0-
             Inventories                                                             (265,200)                  -0-
             Prepaid expenses and other current assets                               (118,811)                  -0-
             Other assets                                                            (125,200)                  -0-
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                     79,178                   -0-
             Due to affiliate                                                          16,013                   -0-
                                                                                   ----------        --------------
   Total adjustments                                                                 (385,329)                  -0-
                                                                                   ----------        --------------
   Net cash used in operating activities                                             (807,092)                  -0-
                                                                                   ----------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments                                                            (873,326)                  -0-
  Acquisition of furniture and fixtures                                               (48,430)                  -0-
  Investment in Superior Supplements, Inc.                                           (100,000)                  -0-
  Acquisition of intangible assets                                                    (23,528)                  -0-
                                                                                   -----------       --------------
  Net cash used in investing activities                                            (1,045,284)                  -0-
                                                                                   -----------       --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,852,376)                  -0-
                                                                                   -----------       --------------

CASH AND CASH EQUIVALENTS, beginning of
   period                                                                           2,047,473                   -0-
                                                                                   ----------        --------------

CASH AND CASH EQUIVALENTS, end of period                                          $   195,097        $          -0-
                                                                                  ===========        ==============

                                      -3-

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                  SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three months ended September 30, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the six and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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

3.       Investment in Marketable Securities:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" FASB No. 115 requires that investments in equity securities be designated as trading, held-to-maturity, or available-for-sale. Management considers the Company's marketable securities, consisting principally of government and government backed securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

4.       Inventories:

         Inventories, consisting principally of finished goods, at September 30, 1996 have been estimated using the gross profit method.


5.       Investment in Superior Supplements, Inc.:

         On May 31, 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. valued at $1,150,000.

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Continued)




6.       Stockholders' Equity:

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


7.       Commitments:

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

                             COMPARE GENERIKS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Net sales, derived primarily from convenience stores and drug store chains were approximately $976,000 and $467,000 for the six and three month period ended September 30, 1996, respectively. The gross profit on these sales was approximately $484,000 (50% of sales) and $228,000 (49% of sales).

         Selling, general and administrative expenses approximated $778,000 (80% of sales) and $433,000 (93% of sales) for the six and three month period ended September 30, 1996, respectively. The Company has increased attendance at trade shows, placed advertisements in various trade publications, and has implemented marketing campaigns targeting convenience store chains for the placement of product displays. In addition, the Company has began radio advertising in certain test markets in order to streamline its marketing efforts based on demographics.

         The Company realized losses of approximately ($422,000) and ($275,000) for the six and three month period ended September 30, 1996, respectively. The losses are principally attributable to the amortization of intangible assets on a straight line basis, the implementation of marketing campaigns and radio advertising costs.

         On May 31, 1996, the Company entered into a three year supply agreement with Superior Supplements, Inc. (SSI), which provides for SSI to supply the Company with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trade mark or as part of the "Energex" product line) at a price equal to SSI's cost plus 15 percent.

Liquidity and Capital Resources

         As of September 30, 1996, the Company had working capital of approximately $1,384,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately ($807,000) primarily due to a net loss of approximately $422,000 and increases in operating assets and payables such as accounts receivable ($182,000), inventories ($265,000), prepaid expenses and other current assets ($119,000), other assets ($125,000), and accounts payable and accrued expenses ($79,000).

         The statement also reflects cash used in investing activities of approximately ($1,045,000) which is principally attributable to the purchase of government and government backed securities ($873,000), furniture and fixtures ($48,000), intangible assets ($24,000), as well as an investment in Superior Supplements, Inc. common stock ($100,000).

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


                                                  COMPARE GENERIKS, INC.


Dated: November 7, 1996                           By: /s/Thomas A. Keith
                                                     --------------------------
                                                      Thomas A. Keith
                                                      President and Chief
                                                      Executive Officer
                                                      Chief Financial Officer