Form 10QSB
period 1996-12-31
COMPARE GENERIKS INC
filed 1997-02-14
CIK 1005283

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

                   Commission File Number: 33-80659

                        COMPARE GENERIKS, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

            Delaware                                11-3289396
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

                            300 Oser Avenue
                          Hauppauge, New York
                  -------------------------------
               (Address of principal executive offices)

                                 11788
                               --------
                              (Zip Code)
                              ----------

                            (800) 342-6555
                --------------------------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X   No
                                                   -----   -----

         Class                  Outstanding at February 11, 1997
      ------------            --------------------------------------
      Common Stock                          3,890,000

                        COMPARE GENERIKS, INC.
                              FORM 10-QSB
                  NINE MONTHS ENDED DECEMBER 31, 1996



                           TABLE OF CONTENTS
                           -----------------





PART 1 - FINANCIAL INFORMATION                                      Page

Item 1.     Financial Statements:

            Balance sheet..............................................1

            Statements of operations...................................2

            Statements of cash flows...................................3

            Notes to financial statements..............................4-5

Item 2.     Management's discussion and analysis
              of financial condition and results of
              operations...............................................6

PART II - OTHER INFORMATION

Item 1.     Legal proceedings..........................................7

SIGNATURES.............................................................8

                        COMPARE GENERIKS, INC.
                             BALANCE SHEET
                              (Unaudited)
                           DECEMBER 31, 1996


ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  732,033
  Accounts receivable, net of $10,000 allowance
    for doubtful accounts                              440,365
  Inventories                                          832,832
  Prepaid expenses and other current assets            159,562
                                                    ----------
  Total current assets                               2,164,792
                                                    ----------

FURNITURE AND FIXTURES, net                             51,197
INVESTMENT IN SUPERIOR SUPPLEMENTS, INC.             1,150,000
INTANGIBLE ASSETS, net                               1,388,879
OTHER ASSETS                                           172,500
                                                    ----------
                                                    $4,927,368
                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $  764,439
  Due to affiliate                                      22,476
  Dividend                                              45,000
                                                    ----------
                                                       831,915
                                                    ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, authorized
    25,000,000 shares; 3,890,000 issued and
    outstanding                                            389
  Preferred stock, Class A, $.0001 par value;
    authorized 10,000,000 shares; 5,000,000
    issued and outstanding                                 500
  Preferred stock, Class B, $.0001 par value;
    authorized 10,000,000 shares; 500,000
    issued and outstanding                                  50
  Additional paid-in capital                         5,273,344
  Accumulated deficit                               (1,173,830)
                                                    ----------
                                                     4,100,453
  Less stock subscription receivable                    (5,000)
                                                    ----------
                                                     4,095,453

                                                    ----------
                                                    $4,924,368
                                                    ==========

                        COMPARE GENERIKS, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                      Nine Months         Period April 25,         Three Months Ended
                                                         Ended           1995 (Inception) to            December 31,
                                                      December 31,          December 31,
                                                         1996                  1995                 1996              1995
NET SALES                                             $1,414,749            $  141,290            $  438,904       $  141,290
                                                      ----------            ----------            ----------       ----------
COST AND EXPENSES:
  Cost of sales                                          795,725                80,226               303,994           80,226
  Selling, general and administrative                  1,343,227                97,782               565,269           97,782
  Amortization of intangible assets                      235,632                52,340                78,612           52,340
                                                      ----------            ----------            ----------       ----------
                                                       2,374,584               230,348               947,875          230,348
                                                      ----------            ----------            ----------       ----------

OPERATING LOSS                                          (959,835)              (89,058)             (508,971)         (89,058)

INTEREST INCOME (EXPENSE), net                            45,182               (10,667)               16,081           10,667
                                                      ----------            ----------            ----------       ----------

NET LOSS                                               $(914,653)             $(99,725)            $(492,890)        $(99,725)
                                                      ==========            ==========            ==========       ==========

NET LOSS PER SHARE                                    $     (.25)           $     (.03)           $     (.13)      $     (.03)
                                                      ==========            ==========            ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING                          3,845,636             3,000,000             3,890,000        3,000,000
                                                      ==========            ==========            ==========       ==========

                            COMPARE GENERIKS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          Nine Months      Period April 25, 1995
                                             Ended            (Inception) to
                                        December 31, 1996   December 31, 1995
                                        _________________  ____________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                  $(914,653)            $(99,725)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
   Amortization and depreciation             335,766               52,340
   Changes in operating assets and
   liabilities:
    (Increase) in assets:
     Accounts receivable                    (205,069)             (83,945)
     Inventories                            (670,429)            (167,668)
     Prepaid expenses and other
     current assets                          (47,019)             (27,562)
     Other assets                            (98,500)              (7,000)
    Increase (decrease) in liabilities:
     Accounts payable and accrued
     expenses                                677,245              369,408
     Due to affiliate                       (210,699)                  --
                                        __________________  _________________
     Total adjustments                      (218,705)             135,573
                                        __________________  _________________
 Net cash (used in) provided by
 operating activities                     (1,133,358)              35,848
                                        __________________  _________________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of furniture and fixtures       (51,143)                  --
 Investment in Superior Supplements,
 Inc.                                       (100,000)                  --
 Acquisition of intangible assets            (30,939)             (34,614)
                                        __________________  _________________
 Net cash used in investing activities      (182,082)             (34,614)
                                        __________________  _________________
CASH FLOWS FROM FINANCING ACTIVITES:
 Proceeds from issuance of stock                  --               55,000
 Proceeds from bridge loans                       --              300,000
 Deferred offering costs                          --              (50,000)
                                        __________________  _________________
Net cash provided by financing
activities                                        --              305,000
                                        __________________  _________________
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                      (1,315,440)             306,234
                                        __________________  _________________

CASH AND CASH EQUIVALENTS, beginning
of period                                  2,047,473                   --
                                        __________________  _________________
CASH AND CASH EQUIVALENTS, end
of period                                 $  732,033            $ 306,234
                                        ==================  =================

                                      -3-

                      COMPARE GENERIKS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
               NINE MONTHS ENDED DECEMBER 31, 1996


1.  Basis of Presentation:

    The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three months ended December 31, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the nine and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories:

    Inventories, consisting principally of finished goods at December 31, 1996 have been estimated using the gross profit method.

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

    c. Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned through December 31, 1996 amounted to $45,000.

                    Nine Months       Period April 25,     Three Months Ended
                      Ended          1995 (Inception) to       December 31,
                    December 31,         December 31,          (Unaudited)
                    (Unaudited)          (Unaudited)
                       1996                  1995          1996          1995

Net (Loss)           $ (914,653)         $  (99,725)    $ (492,890) $  (99,725)
Dividends                45,000                  -          15,000         -
Loss available to
 common shareholders $ (959,653)         $  (99,725)    $ (507,890) $  (99,725)
Weighted average
 number of shares     3,845,636           3,000,000      3,890,000   3,000,000
(Loss) per share     $     (.25)         $     (.03)    $     (.13) $     (.13)

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

                            COMPARE GENERIKS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales, derived primarily from convenience stores and drug store chains were approximately $1,415,000 and $439,000 for the nine and three month periods ended December 31, 1996, respectively. The gross profit on these sales was approximately $619,000 (44% of sales) and $135,000 (31% of sales.)

     Selling, general and administrative expenses approximated $1,343,000
(95% of sales) and $565,000 (128% of sales) for the nine and three month period ended December 31, 1996, respectively. The Company has increased attendance at trade shows, placed radio advertisements and trade publications throughout the nation, and has implemented marketing campaigns targeting convenience store chains for the placement of product displays.

     The Company realized losses of approximately ($915,000) and ($493,000) for the nine and three month period ended December 31, 1996, respectively. The losses are principally attributable to the amortization of intangible assets on a straight line basis, the implementation of marketing campaigns geared toward product placement, and advertising costs.

     On May 31, 1996, the Company entered into a three year supply agreement with Superior Supplements, Inc. (SSI), which provides for SSI to supply the Company with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trade mark or as part of the "Energex" product line) at a price equal to SSI's cost plus 15 percent.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had working capital of approximately $1,333,000.

     The Company's statement of cash flows reflects cash used in operating activities of approximately ($1,133,000) primarily due to a net loss of approximately $915,000 and increases in operating assets such as accounts receivable ($205,000), inventories ($670,000), prepaid expenses and other current assets ($47,000), other assets ($99,000) and a decrease in due to affiliate ($211,000) offset by an increase in accounts payable and accrued expenses ($677,000) and an adjustment for amortization and depreciation expenses ($336,000).

     The statement also reflects cash used in investing activities of approximately ($182,000) which is principally attributable to the purchase of furniture and fixtures ($51,000), intangible assets ($31,000), as well as an investment in Superior Supplements, Inc. common stock ($100,000).

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


                                                COMPARE GENERIKS, INC.


Dated: February 13, 1996                         By: /s/ Thomas A. Keith
                                                     ---------------------------
                                                         Thomas A. Keith
                                                         President and Chief
                                                         Executive Officer
                                                         Chief Financial Officer