Form 10KSB40
period 1997-03-31
COMPARE GENERIKS INC
filed 1997-06-30
CIK 1005283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

                  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 1997

Commission File No. 33-80659

                             COMPARE GENERIKS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   11-3289396
-------------------------------                ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

300 Oser Avenue
Hauppauge, New York                                                    11788
---------------------                                                ----------
(Address of Principal                                                (Zip Code)
 Executive Officers)

Registrant's telephone number, including area code: (800) 342-6555

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            ----

Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

 Units consisting of two (2) shares of common stock, par value $.0001 per share and one (1) Class A Redeemable Common Stock Purchase Warrant
          ------------------------------------------------------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrant
                ------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $2,289,629.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 20, 1997, was approximately $17,505,000.

         Number of shares outstanding of the issuer's common stock, as of June 20, 1997 was 3,890,000.

                            See Page 26 for Exhibits

                                     PART 1

Item 1.   BUSINESS

General

         Compare Generiks, Inc., a Delaware corporation (the "Company" or "CGI"), was formed on April 25, 1995 with the name Lesser Paul, Inc. ("LPI"). LPI changed its name to CGI on November 13, 1995. The Company is engaged in the distribution, marketing and sale of dietary supplements and over-the-counter nonprescription pharmaceuticals ("OTCs"). The Company distributes its products under Company owned trademarks through direct sales to major wholesalers, particularly those that service convenience stores, drug stores, discount department stores, wholesale clubs, petroleum marketers, hospital gift shops and airport gift shops supported by a sophisticated broker network.

Acquisitions/Disposals

         On October 31, 1995, the Company acquired from PDK Labs Inc., a New York corporation ("PDK"), certain assets and rights relating to the "Energex Plus" product line ("Energex Plus") including all interest in the Energex Plus market, customer list, trade secrets, trademarks and trade names, including the use of the trade name "Energex Plus" (the "Energex Assets"). In addition, on October 31, 1995, the Company also acquired from PDK all of the assets and rights relating to the "Compare Generiks" product line ("Compare Generiks") which was developed by PDK, except for such rights relating to sales by direct mail (the "Compare Generiks Assets"). The Compare Generiks Assets include customer lists, trade secrets, trademarks and trade names, including the use of the trade name "Compare Generiks" and a mechanical counter display for which there is a patent application pending for a display unit. The Energex Assets and the Compare Generiks Assets and all of PDK's rights relating thereto, except in relation to sales by direct mail of the Compare Generiks product line, form the core of the Company's business.

         On May 31, 1996, the Company acquired 500,000 shares of common stock, par value $.0001 per share, of Superior Supplements, Inc., a Delaware corporation ("SSI"), (i) for a cash consideration of $100,000, and (ii) in consideration of the issuance of 200,000 shares of common stock of the Company.

Supply and Licensing Agreements

         On October 31, 1995, the Company entered into a supply agreement with PDK. The agreement was amended in December 1996 and provides for PDK to supply the Company certain products at prices based on PDK's material cost plus a specified mark-up.

         On May 31, 1996, the Company entered into an exclusive supply agreement with SSI, pursuant to which SSI agreed to supply the Company with all of the

Company's requirements for vitamins on an exclusive basis (other than any vitamins sold under the "Energex" trade mark or as part of the "Energex" product line) for a three (3) year period, renewable for successive one (1) year periods thereafter.

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement (the "Agreement")with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names. The Agreement has a five year term which automatically renews for successive periods of one year and provides for PDK to supply the Company with "Max Brand" and "Heads Up" products at prices based on PDK's material cost plus 50%.

         On May 5, 1997, the Company entered into a marketing agreement with a pharmaceutical distributor (the "Distributor"), pursuant to which the Distributor will market the Company's "Max Brand" and "Heads Up" products for a period of two years, renewable for successive periods of one year. The Distributor will earn a marketing fee equal to the difference between (i) the price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined.

Products and Development

         The Company develops and sells products for its own Energex Plus and Compare Generiks lines and distributes products in the Max Brand and HeadsUp lines. Its products include dietary supplements and OTCs. Each product category contains numerous different dosage sizes and various and unique combinations of ingredients. These product groups include Acti-Tab, Non-Aspirin Extra Strength, Ibuprofen, Non-Aspirin (325 mg), Micro Coated Aspirin (325 mg), Adult Strength Pain Reliever, Non-Aspirin Sinus Relief, Nasal Decongestant, Night Cough Relief, Day Cough Relief, Complete Allergy Relief, Ex-Pain and Multi-Symptom Cold Formula.

         The Company markets its nonprescription products under its Compare Generiks, Max Brand and Heads Up brand names. These products contain active ingredients which are identical to those contained in nonprescription products sold under national and regional brand names, private label brands, local and regional products sold by other national and regional direct mail markets. For instance, the Company's tablets and capsules are similar to Actifed(R), Tylenol Extra Strength(R), Advil(R), Tylenol Regular Strength(R), Bayer (325 mg)(R), Anacin(R), Tylenol Sinus Formula(R), Sudafed (30 mg)(R), Nyquil(R), Dayquil(R), Comtrex(R), Excedrin(R) and Benadryl(R).

         The Company only sells over-the-counter products which have been proven to be generally recognized to be safe and effective for the intended uses. Proposed rules issued by the Food and Drug Administration have established, after an expanded review of all over-the-counter products, those over-the-counter drugs that will be generally recognized as safe and effective and not misbranded.

         For its sales of vitamins and nutritional supplements to retailers, the Company employs a multi-brand strategy and associated marketing efforts designed to access several different classes of trade. The Company's marketing strategy with respect to each of its brands is directed at the ultimate retail consumer, with an emphasis on the educated consumer. The Company provides a wide product selection for the consumer, attractive price points, clear and informative labeling, safety-conscious packaging and thoughtful shelf organization for easier product selection. The Company works closely with retailers to help them optimize the performance of their dietary supplement products and over-the-counter pharmaceutical departments, including providing retailers with various types of merchandising assistance to maintain the inventory and appearance of the dietary supplement products and over-the-counter pharmaceutical sections of their stores, sophisticated plan-o-grams which map out the shelf displays and shelf marketing strategies, point-of-sale displays and topical informational materials.

         The Company is expanding its vitamin and nutritional supplement line of products. The products to be introduced include Joint Support, Pressur-Lo and Bright Eyes. The Company anticipates introduction of these products to occur in the second quarter of fiscal year end March 31, 1998.

         The Company introduces new products in response to anticipated consumer trends. Product concepts are generally developed by the Company's management, key employees and consultants. Since the Company acquired the Energex Assets and the Compare Generiks Assets, the Company has not incurred any expenses which have been allocated to such research and development.

Marketing and Advertising

         The Company markets its products to retail and wholesale customers through in-store demonstrations, point of purchase displays, promotional literature, direct salespersons, sales agents and manufacturer's representatives. Advertising is through trade magazines, newspapers, in-store flyers, radio and distributors catalogs. The Company offers placement allowances and quarterly rebates which insure continued placement and reorders.

Manufacturing and Suppliers

         The Company has purchased essentially all of its products from PDK pursuant to a Supply Agreement dated October 31, 1995, as amended, pursuant to an amendment dated as of December 13, 1996, and an Exclusive Supply and Licensing Agreement dated March 24, 1997. In addition, in May 1996 the Company entered into an Exclusive Supply Agreement with SSI for certain vitamin and nutritional supplements. Although the Company believes that other sources are available for such products, there can be no assurance that the Company would be able to replace these products, or obtain new suppliers, in the event the Company was no longer able to obtain products from PDK or SSI. Even if the Company is able to develop alternative product sources, there can be no assurance that it can do so without material delay or on a cost effective basis at prices similar to those paid to PDK or SSI. As a result, any interruption or discontinuance of supplies from PDK or SSI could result in considerable expense, delay the Company's operations and ability to deliver products, and have a material adverse effect on the Company.

Competition

         The market for dietary supplements and over-the-counter pharmaceutical products is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged dietary supplement and over-the-counter pharmaceutical industry selling products to retailers, such as mass merchandisers, drug store chains, independent drug stores and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company (although no implication is intended hereby regarding the Company's industry ranking in comparison to such competitors). Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. The Company's significant competitors include Perrigo Company and Rexall Sundown, Inc. both of whom have longer operating histories and materially greater financial and other resources than the Company.

         Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies because of its access to products, competitive pricing, quality of products, sales support and diverse product line.

Trademarks and Service Marks

         The trademarks Energex Plus and Compare Generiks and an application for a mechanical patent for the Compare Generiks tablet display and dispenser are the property of the Company and have been assigned to the Company by PDK. The trademarks have been registered and a patent application filed with the United States Patent and Trademark Office ("PTO"). The trademarks Max Brand and HeadsUp have been exclusively licensed to the Company by PDK. To the Company's knowledge, the Company has the common law right to use such trademarks on, and the mechanical patent with, its products and in the marketing of its services. The Company has retained trademark counsel and a patent agent and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Management and Employees


         As of June 20, 1997, the Company employed a total of six (6) employees on a full time basis (three (3) employees in sales and marketing and three (3) people in administration and finances).

         The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Government Regulation

         The Company's products and/or its business operations are subject to regulation by one or more federal agencies, including The United States Postal Service, the Federal Trade Commission ("FTC"), the Food and Drug Administration ("FDA"), the Consumer Product Safety Commission and the United States Department of Agriculture. The FDA in particular, is primarily responsible for regulation of the labeling, manufacture and sale of vitamins and mineral supplements which the FDA believes to be unapproved drugs or food additives rather than food supplements. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

         The Company markets vitamins, minerals, herbs, amino acids and other similar nutritional substances ("dietary supplements"), and over-the-counter ("OTC") drug products. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act (the "FFDCA"). Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by vitamin and dietary supplement companies with respect to their products are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them to be unapproved drugs, which require approval by the FDA prior to marketing.

         Some of the products marketed by the Company are classified as OTC drugs. Under the FFDCA, drugs are deemed by the FDA either to be drugs which require approval by the FDA prior to marketing ("new drugs"), or drugs which do not require approval by the FDA prior to marketing because they are generally recognized as safe and effective ("old drugs"). Old drugs must conform to monographs developed by the FDA to be lawfully marketed. Most

OTC drugs are old drugs. Therefore, the regulation of OTC drugs is less restrictive than that imposed upon manufacturers and distributors of new drugs.

         To the extent the Company establishes its own manufacturing facilities in the future and produces products deemed by the FDA now or in the future to be a drug, the operation of the Company's manufacturing facilities will be subject to regulation by the FDA as a drug manufacturing facility and to compliance with good drug manufacturing practices. Although the Company does not anticipate any difficulties in complying with the necessary good drug manufacturing practices, any such difficulties that are encountered could have a material adverse effect on the Company.

         Marketing misbranded or adulterated food or drugs, or unapproved new drugs or food additives, can result in civil or criminal penalties, including, but not limited to, product seizure, injunction and fines.

         On January 4, 1994, the FDA issued final regulations concerning dietary supplements. It did so partially in response to the Nutritional Labeling and Education Act of 1990 ("NLEA") and the Dietary Supplement Act of 1992 in order to amend its food labeling regulations, setting forth specific regulations for the nutrition labeling of vitamins and mineral supplements, establish up to date reference standards for nutrients and food components and establish procedures for FDA approval of health claim messages. The regulations subject dietary supplement labels to the same standards as food labels under the Nutrition Labeling and Education Act with regard to health claim messages and nutrition labeling information. The regulations concerning health claim messages went into effect on July 1, 1994 and the regulations concerning nutrition labeling went into effect on July 5, 1995.

         The regulations prohibit the use of any health claim on a dietary supplement unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. To date, the FDA has approved the use of health claims only in connection with calcium products and osteoporosis, and folic acid and neural tube defects. Accordingly, most dietary supplements will be precluded from bearing most health claims. The Company's products include multivitamins and minerals and specialty formulas. The Company cannot determine at this time whether the new regulations will have any adverse effect on its operations, although it believes that they will not have a material adverse effect.

         In addition, the FDA issued an Advanced Notice of Proposed Rulemaking on June 18, 1993 ("ANPR") requesting comments on the general regulation of certain dietary supplements, such as herbs, fish and plant oils, fatty acids, fibers and vegetable gums, carnitine and amino acids. Some of these substances are sold by the Company. In connection therewith, the FDA commissioned the Federation of American Societies for Experimental Biology ("FASEB") to conduct a study of the safety of amino acids. The FASEB report published in September 1992 concluded that there was insufficient research and information on amino acids to conclude that added, manufactured, or incomplete mixtures of amino acids are safe and, therefore, recommended that further research be conducted. The internal FASEB report issued in connection with the ANPR contains recommendations concerning the possible regulation of dietary supplements by category.

         The Company cannot determine whether separate regulations will be issued for these substances, or what effect any new regulations for such governmental regulations or administrative orders concerning such substances, when and if promulgated, could require the reformulation of certain products to meet new standards or require the recall or discontinuance of certain products not capable of reformulation.

         The Dietary Supplement Act of 1992 requires that the Comptroller General of the United States and the Director of the Office of Technology Assessment undertake separate studies of FDA regulation of dietary supplements and make recommendations in Congress which would reduce or modify the FDA's authority to regulate dietary supplements. While these bills have not been enacted as law, there is a strong likelihood that Congress will again consider such legislation. There is no assurance, however, that these bills will ultimately be passed and signed into law.

         Any such legislation reducing the FDA's authority to modify dietary supplements could result in the Company being subject to fewer regulatory requirements and would, therefore, have no adverse impact on the Company. Any modification which increases the FDA's regulatory authority could subject the Company to additional expenses in order to comply with more stringent requirements and could have a material adverse impact on the Company by limiting products or causing the Company to incur additional expenses in order to comply with these regulations.

Conflict of Interests

         At present, PDK supplies essentially all of the Company's products as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels. The Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, a member of SSI's Board of Directors, Daniel Durchslag and a member of PDK's Board of Directors, Hartley T. Bernstein, are also members of the Company's Board of Directors. Because of PDK's role and SSI's role as significant suppliers to the Company, certain conflicts of interest may occur between the Company and SSI or PDK. In such instances, members of the Board of Directors who are also members of the SSI Board of Directors or the PDK Board of Directors may be precluded from participating in corporate decisions. Although the Board of Directors of the Company has not adopted any written policy on this matter, the Delaware Corporation Law contains specific provisions governing such conflicts.

Liability Insurance

         The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products results in an injury. With respect to product liability coverage, the Company through its main supplier, currently has coverage under a product liability insurance policy. There is no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.


Item 2.  PROPERTIES.

         On October 31, 1995, the Company entered into a one (1) year lease with PDK for its 10,000 square foot executive offices, distribution center and warehouse space at 300 Oser Avenue, Hauppauge, NY 11788 at a monthly rent of $5,000. The lease has been extended on a month-to-month basis since October 1996. In the judgment of management, the lease with PDK reflects a rent at current fair market value.

Item 3.  LEGAL PROCEEDINGS

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters which have been submitted to a vote of the Company's security holders.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on March 6, 1996 in the form of Units each consisting of two (2) shares of Common Stock and one (1) Class A Warrant. The Units, Common Stock and Class A Warrants are regularly quoted and traded on the NASDAQ system under the symbols COGEU, COGE and COGEW.

         The following table indicates the high and low bid prices for the Company's Common Stock and Class A Warrants for the period up to March 31, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units
-----

                  1997 Fiscal Year                      Quoted Bid Price
                  ----------------                      ----------------
                                                        High             Low
                                                        ----             ---
                  First Quarter                         23               18
                  Second Quarter                        12               12
                  Third Quarter                         DID NOT TRADE
                  Fourth Quarter                        DID NOT TRADE

Common
Stock
-----

                  1997 Fiscal Year                      Quoted Bid Price
                  ----------------                      ----------------
                                                        High             Low
                                                        ----             ---
                  First Quarter                         10               6
                  Second Quarter                        8 1/8            4
                  Third Quarter                         7 3/4            5
                  Fourth Quarter                        6 3/8            4 1/8

Class A
Warrants

                  1997 Fiscal Year                      Quoted Bid Price

                  ----------------                      ----------------
                                                        High             Low
                                                        ----             ---
                  First Quarter                         6 1/4            3 1/2
                  Second Quarter                        4 3/4            1 15/16
                  Third Quarter                         3 11/16          1 3/4
                  Fourth Quarter                        2 13/16          1 1/2


         On June 20, 1997 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $4.50. On June 20, 1997 the closing price for the Class A Warrant reported on NASDAQ SmallCap was $1.56. The Units did not trade. On June 20, 1997 there were 63 holders of record of Common Stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1997

         Nets sales for the fiscal year ended 1997, derived primarily from convenience stores and drug store chains, were approximately $2,290,000. Net sales for the period April 25, 1995 (inception) to March 31, 1996 (the "Development Stage") approximated $546,000. The gross profit on these sales was approximately $815,000 (36% of sales) and $291,000 (53% of sales), respectively. The change in gross profit is primarily attributable to the mix of sales. Sales for the Energex product line approximated 42% of total sales during the Development Stage as compared to 19% of total sales for the year ended March 31, 1997.

         Selling, general and administrative expenses approximated $2,077,000 (91% of sales) for fiscal year 1997. For the period April 25, 1995 (inception) to March 31, 1996, selling, general and administrative expenses were approximately $491,000 (90% of sales). The Company has increased attendance at trade shows, placed radio advertisements and trade publications throughout the nation, and has implemented marketing campaigns targeting convenience store chains for the placement of product displays.

         The Company realized losses of approximately ($1,165,000) and ($214,000) for the fiscal year end 1997 and 1996, respectively. The losses are principally attributable to the amortization of intangible assets on a straight line basis, the implementation of marketing campaigns geared toward product placement and advertising costs.

         On May 31, 1996, the Company entered into a three-year supply agreement with Superior Supplements, Inc. ("SSI"), which provides for SSI to supply the Company with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trademark or as part of the "Energex" product line) at a price equal to SSI's cost plus 15 percent.


         In December 1996, the Company amended its Supply Agreement ("Amended Agreement") with PDK Labs Inc. ("PDK"). The Amended Agreement provides for PDK to supply the Company with certain products at prices based on PDK's material cost, plus a specified mark-up.

         In March 1997, the Company entered into an exclusive supply and licensing agreement (the "Agreement") with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" of OTCs and the exclusive right to distribute products bearing such names. The Agreement has a five year term which automatically renews for successive periods of one year and provides for PDK to supply the

Company with "Max Brand" and "Heads Up" products at prices based on PDK's material cost plus 50%.

         On May 5, 1997, the Company entered into a marketing agreement with a pharmaceutical distributor (the "Distributor"), pursuant to which the Distributor will market the Company's "Max Brand" and "Heads Up" products for a period of two years, renewable for successive periods of one year. The Distributor will earn a marketing fee equal to the difference between (i) the price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined.

         Management believes that inflation did not have a material effect on operations or financial conditions in 1997 and 1996. Management also believes that its business is not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

         As of March 31, 1997, the Company had working capital of approximately $1,069,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately ($967,000) primarily due to a net loss of approximately $1,165,000 and increases in operating assets such as accounts receivable ($372,000), inventories ($480,000) and other assets ($145,000) offset by an increase in due to affiliate ($847,000) and an adjustment for amortization and depreciation expense of ($388,000).

         The statement also reflects net cash used in investing activities of approximately ($190,000) which is principally attributable to the purchase of property and equipment ($53,000), intangible assets ($37,000), as well as a cash investment in Superior Supplements, Inc. common stock ($100,000).

         The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT OF THE REGISTRANT

Name                         Age           Position(s) with the Company
----                         ---           ----------------------------

Dr. Daniel Durchslag         53            Director

Hartley T. Bernstein         44            Director

Thomas A. Keith              37            President, Chief Executive Officer,
                                           Chief Financial Officer and Director

Raymond A. Aiken             43            Vice President-Sales and Secretary

Background of Executive Officers and Directors

Dr. Daniel Durchslag, DDS. has been a Director of the Company since October 2, 1995 and has practiced General Cosmetic and Sports Dentistry in Beverly Hills, California since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago College of Dental Surgery. He is presently team dentist for the Oakland Raiders. Dr. Durchslag also serves as a director of SSI.

Hartley T. Bernstein has been a Director of the Company since October 31, 1995 and is a member of the law firm of Bernstein & Wasserman, LLP specializing in corporate and securities law. He was associated with the firm of Parker Chapin Flattau & Klimpl from 1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979-1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also serves as a director of PDK, Futurebiotics, Inc., and Bev-Tyme, Inc. (formerly New Day Beverage, Inc.). Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in corporate negotiations and has served previously on the adjunct faculties of New York Law School and Mercy College. He is also an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National Association of Securities Dealers and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Business Radio Network and Money Radio. Mr. Bernstein graduated from Columbia University with a B.A. and received his J.D. from New York University School of Law.

Thomas A. Keith has been a Director of the Company since May 21, 1997 and the President of the Company since October 31, 1995. Prior to joining the Company,

from December 1990 to October 1995, Mr. Keith was
Vice President of Sales & Marketing of PDK Labs Inc., a company which is engaged in the manufacture and distribution of nutritional supplements, vitamins and OTCs. From 1983 to 1990, Mr. Keith was President and Chief Financial Officer of Executive Adjustment Bureau, Inc., a company which was engaged in the sales of various insurance services. Mr. Keith will continue to devote substantially all of his business time to the Company.

Raymond A. Aiken was the Vice President of Sales of the Company from October 31, 1995 until his resignation effective May 16, 1997. Prior to joining the Company, from November 1992 to October 1995, Mr. Aiken served as National Sales Manager for PDK Labs Inc., a company which is engaged in the manufacture and distribution of nutritional supplements, vitamins and OTCs. From September 1986 to November 1992, Mr. Aiken was Director of Purchasing for Rack Service Co., Inc., a company whose primary business was the distribution and marketing of OTCs. A replacement for Mr. Aiken's position has not been hired.

         There are no family relationships between the officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended March 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Executive Compensation
----------------------

SUMMARY COMPENSATION TABLE


                                                                                      Long Term Compensation
                                                                                ----------------------------------
                                                Annual Compensation                Awards            Payouts
                                      ---------------------------------------   -------------   ------------------
            (a)                 (b)       (c)        (d)          (e)               (f)           (g)       (h)        (i)

                                                                                 Restricted                         All
                                                                Other              Stock                  LTIP      Other
                                                                Annual             Awards       Options/  Payouts   Compensation
Name and Principal Position   Year    Salary($)    Bonus($)  Compensation($)        ($)         SARs(#)     ($)     ($)
----------------------------  ----    ---------    -------   ----------------   -------------   --------  --------  ------------
Thomas A. Keith, CEO          1997     $135,000    $75,000       $-0-              $-0-           ---      $-0-        $-0-
                              1996     $ 57,000    $-0-          $-0-              $-0-         100,000    $-0-        $-0-
Raymond A. Aiken(1)           1997     $ 70,000    $14,000       $-0-              $-0-           ---      $-0-        $-0-
                              1996     $ 25,000    $-0-          $-0-              $-0-         100,000    $-0-        $-0-

(1) Mr. Aiken resigned effective May 16, 1997, at which time his options expired.

                        Aggregated Option/SAR Exercises -
                          and FY-End Option/SAR Values

----------------------------------------------------------------------------------------------------------------------------------

  (a)                           (b)                                (c)                     (d)                         (e)

                                                                                        Number of
                                                                                        Securities                 Value of
                                                                                        Underlying                 Unexercised
                                                                                        Unexercised                In-the-Money
                                                                                        Options/SARs at            Options/SARs at
                                                                                        FY-End (#)                 FY-End (#)
                           Shares Acquired                                              Exercisable/               Exercisable/
Name                       on Exercise (#)                    Value Realized($)         Unexercisable              Unexercisable
----                       ---------------                    -----------------         -------------              -------------

Thomas A. Keith                 -0-                                 -0-                   100,000 /--                   $-0-
Raymond A. Aiken  (1)           -0-                                 -0-                   100,000 /--                   $-0-


(1) Mr. Aiken resigned effective May 16, 1997, at which time his options expired.

Employment Agreements

         In October, 1995, the Company entered into a one (1) year employment agreement with Thomas A. Keith, pursuant to which Mr. Keith serves as the Company's President. The agreement provides for Mr. Keith to receive a salary of $135,000 per annum. In addition, Mr. Keith has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company , and (ii) only at a time when Mr. Keith is employed by the Company. The agreement can be terminated by the Company, with or without cause, upon ninety (90) days' notice and contains prohibitions on the disclosure of confidential information and covenants not to compete with the Company which survive any such termination. In October, 1996, the Company entered into an amended agreement to Mr. Keith's employment agreement, pursuant to which Mr. Keith's term of employment was extended for a further year.

         In October, 1995, the Company entered into a one (1) year employment agreement with Raymond Aiken, pursuant to which Mr. Aiken serves as the Company's Vice President of Sales. The agreement provides for Mr. Aiken to receive a salary of $70,000 per annum. In addition, Mr. Aiken has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company, and (ii) only at a time when Mr. Aiken is employed by the Company. The agreement can be terminated by the Company, with or without cause, upon ninety (90) days' notice and contains prohibitions on the disclosure of confidential information and covenants not to compete with the Company which survive any such termination. Mr. Aiken resigned effective May 16, 1997, at which time his options expired.

Stock Option Plans

 1995 Stock Plan

         In December 1995, the Board of Directors of the Company adopted the 1995 Stock Plan (hereinafter called the "1995 Plan"). The 1995 Plan was approved by the Stockholders of the Company in December 1995. The purpose of the 1995 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1995 Plan authorizes the grant to executives and other key employees of the Company and its subsidiaries of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1995 Plan is expected to provide flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws. The Company anticipates that the stockholders will be requested to approve the adoption of the 1995 Plan in the near future.

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1995 Plan is initially 2,000,000 shares. Shares issuable under the 1995 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         The 1995 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1995 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

Types of Awards

         Stock Options. Options granted under the 1995 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). The persons to whom Options will be granted, the number of shares subject to each Option granted, the prices at which Options may be exercised (which shall not be less than the fair market value of shares of Common Stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options will be determined by the Committee.

         Each Incentive Option shall terminate no later than ten (10) years from the date of grant, except as provided below with respect to Incentive Options granted to 10% Stockholders (as hereinafter defined). No Incentive Option may be granted at any time after October 2005. Each Non-Incentive Option shall terminate not later than fifteen (15) years from the date of grant. The exercise price at which the shares may be purchased may not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted, except as provided below with respect to Incentive Options granted to 10% Stockholders. Options granted to executive officers may not be exercised at any time prior to six (6) months after the date of grant.

         The exercise price of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of stock of the Company or a parent or subsidiary of the Company ("10% Stockholder") shall in no event be less than 110% of the Fair Market Value of the shares of the Common Stock at the time the Incentive Option is granted. The term of an Incentive Option granted to a 10% Stockholder shall not exceed five
(5) years from the date of grant.

         The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company's Common Stock owned by the optionee at the time of the exercise of the Option, (iii) in installments, payable in cash, if permitted by the Committee or (iv) any combination of the foregoing. The stock-for-stock payment method permits an optionee to deliver one (1) or more shares of previously owned Common Stock of the Company in satisfaction of the exercise price of subsequent Options. The optionee may use the shares obtained on each exercise to purchase a larger number of shares on the next exercise. (The foregoing assumes an appreciation in value of previously acquired shares). The result of the stock-for-stock payment method is that the optionee can generally avoid immediate tax liability with respect to any appreciation in the value of the stock utilized to exercise the Option.

         Shares received by an optionee upon exercise of a Non-Incentive Option may not be sold or otherwise disposed of for a period determined by the Board upon grant of the Option, which period shall be not less than six (6) months nor more than three (3) years from the date of acquisition of the shares (the "Restricted Period"), except that, during the Restricted Period (i) the optionee may offer the shares to the Company and the Company may, in its discretion, purchase up to all the shares offered at the exercise price and (ii) if the optionee's employment terminates during the Restricted Period (except in limited instances), the optionee, upon written request of the Company, must offer to sell the shares to the Company at the exercise price within seven (7) business days. The Restricted Period shall terminate in the event of a Change in Control of the Company (as defined), or at the discretion of the Board. After the Restricted Period, an optionee wishing to sell must first offer such shares to the Company at the Fair Market Value.

         Limited Stock Appreciation Rights. The Committee is authorized, in connection with any Option granted under the 1995 Plan, to grant the holder of such Option a limited stock appreciation right ("LSAR"), entitling the holder to receive, within sixty (60) days following a Change in Control, an amount in cash equal to the difference between the exercise price of the Option and the market value of the Common Stock on the effective date of the Change in Control. The LSAR may be granted in tandem with an Option or subsequent to grant of the Option. The LSAR will only be exercisable to the extent the related Option is exercisable and will terminate if and when the Option is exercised.

         Restricted and Deferred Stock. An award of restricted stock or deferred stock may be granted under the 1995 Plan. Restricted stock is subject to restrictions on transferability and other restrictions as may be imposed by the Committee at the time of grant. In the event that the holder of restricted stock ceases to be employed by the Company during the applicable restrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of grant, a holder of restricted stock shall have all the rights of a stockholder including, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited. Until such time as the stock which is the subject of the award is issued, the recipient of the award has no rights as a stockholder.

         Dividend Equivalent Awards. A dividend equivalent gives the recipient the right to receive cash or other property equal in value to the dividends that would be paid if the recipient held a specified number of shares of Common Stock. A dividend equivalent right may be granted as a component of another award or as a free standing award.

         Bonus Shares and other Share Based Awards. The 1995 Plan authorizes the Committee to grant shares as a bonus, or to grant shares or other awards in lieu of obligations of the Company to pay cash under other plans or compensatory arrangements, upon such terms as shall be determined by the Committee. The 1995 Plan also authorizes the Committee to grant other forms of awards based upon, payable in, or otherwise related in whole or in part to, Common Stock, including, without limitation, convertible or exchangeable debentures or other debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards contingent upon performance of the Company, and awards valued by reference to the book value of shares of Common Stock or awards determined by reference to the value of securities of, or the performance of, specified subsidiaries.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth information, as of June 20, 1997 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii) the directors and officers of the Company as a group:


                                   Shares of           Percentage                               Percentage
Name and Address of                Common              (%) of             Shares of             (%) of Total
Beneficial Owner (1)               Stock               Common             Preferred             Combined
-------------------                Owned               Stock              Stock                 Vote
                                   -----               -----              -----                 ----

Walpac, Inc.(2)                     0.0                 0.0               5,000,000                53.25

Delsin Investments,                 0.0                 0.0               5,000,000                53.25
Ltd.(3)

PDK Labs Inc.(4)                    0.0                 0.0                 500,000                 5.32

Daniel Durchslag(5)                 0.0                 0.0                    0.0                  0.0

Hartley T. Bernstein(5)             0.0                 0.0                    0.0                  0.0

Thomas A. Keith(5)                100,000(6)            2.51                   0.0                  1.05

All officers and directors
as a group (three (3)
persons)                          100,000               2.51                   0.0                  1.05

-----------------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (b1) to Item 403 of Regulation S-B of The Securities Exchange Act.

(2) The address of Walpac, Inc. is P.O. Box 743, Suites 41/42, Victoria House, 26 Main Street, Gibraltar.

(3) The address of Delsin Investments, Ltd. is P.O. Box 743, Suites 41/42, Victoria House, 26 Main Street, Gibraltar.

(4)      The address of PDK Labs Inc., is 145 Ricefield Lane, Hauppauge, NY
         11788.

(5) The address of each stockholder shown above is c/o Compare Generiks, Inc., 300 Oser Avenue, Hauppauge, NY 11788.

(6) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company issued pursuant to Mr. Keith's employment agreement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On April 3, 1995, PDK entered into a binding agreement with International Sales Association, Inc. ("ISA") appointing ISA as the exclusive sales agent for sales of Energex Plus to grocery, drug, discount department stores, department stores, variety stores, and U.S. government/military sales (the "ISA Agreement"). PDK agreed to pay ISA (i) a commission of ten percent (10%) of the net amount of goods shipped pursuant to the ISA Agreement, and (ii) an additional two percent (2%) for marketing services through February 28, 1997. PDK agreed not to hire any of ISA's employees or sales associates for the term of the ISA Agreement and for a further two (2) year period thereafter. ISA and ISA's founder and controlling shareholder, Patrick Higgins, agreed not to represent any competing product for the term of the ISA Agreement and for a further one (1) year period thereafter.

         On April 25, 1995, the Company was formed in the State of Delaware under the name Lesser Paul, Inc.

         On April 28, 1995, Walpac, Inc. acquired 2,500,000 shares of Common Stock of the Company, par value $.0001 per share, for a cash consideration of $50,000.

         On October 31, 1995, all of the Energex Assets and the Compare Generiks Assets were transferred from PDK to the Company for a purchase price of approximately $1,700,000. In exchange (i) PDK was issued 500,000 shares of Common Stock of the Company representing $1,200,000 of the purchase price ($2.40 per share), (ii) the Company delivered to PDK a promissory note in the aggregate principal amount of $500,000 together with interest at the rate of eight percent (8%) per annum, payable to PDK on October 31, 1996, and (iii) the Company agreed to purchase PDK's Energex Plus inventory at the cost specified in the Supply Agreement (defined and referred to below). The Company agreed to assume certain liabilities associated with the Energex Assets, including PDK's obligations to
(a) Nu-Tek Laboratories, Inc. ("Nu-Tek") pursuant to a promissory note in the aggregate principal amount of $100,000, of which $50,000 remained outstanding, delivered by PDK to Nu-Tek as part consideration for PDK's acquisition of the Energex Assets and (b) ISA, pursuant to the ISA Agreement. In addition, the Company agreed to pay to Nu-Tek a thirteen percent (13%) royalty on all "net sales" (as defined in the agreement between Nu-Tek and PDK) for the period from March 1, 1995 through February 28, 1997.

         On October 31, 1995, the Company leased 10,000 square feet of executive offices, a distribution center and warehouse space at 300 Oser Avenue, Hauppauge, NY 11788 from PDK for a period of one (1) year at a monthly rent of $5,000. The lease has been extended on a month-to-month basis since October 1996.

         Since October 31, 1995, the Company has purchased essentially all of its products and materials from PDK, pursuant to a supply agreement between PDK and the Company (the "Supply Agreement"). On December 13, 1996, the Company amended its Supply Agreement with PDK, which amendment provided for PDK to supply the Company with certain products at prices based on PDK's material cost plus a specified mark-up. In addition, the Company has paid the royalty described above to Nu-Tek. The term of the Supply Agreement is for a period of five (5) years, automatically renewable for successive one (1) year terms.

         In December, 1995, the Company borrowed an aggregate of $300,000 from four (4) unaffiliated lenders (the "Bridge Lenders"). In exchange for making loans to the Company, each Bridge Lender received two promissory notes (the "Bridge Notes"). In February, 1996, one of the Bridge Lenders assigned all of his right, title and interest in the aggregate principal amount of $20,000 of Bridge Notes held by him to one of the other Bridge Lenders in consideration for the payment of $20,000. Certain of the Bridge Notes are in the aggregate principal amount of $270,000 (the "Principal Bridge Notes") and the other Bridge Notes are in the aggregate principal amount equal to $30,000 (the "Convertible Bridge Notes"). Each of the Bridge Notes bears interest at the rate of eight percent (8%) per annum. The Bridge Notes were due and payable upon the earlier of (i) October 31, 1996 or (ii) the closing of an initial underwritten public offering of the Company's securities. In addition, each Bridge Lender has the right to convert a Convertible Bridge Note into a number of Class A Warrants equal to one hundred (100) times the principal amount of such Convertible Bridge Note. The Company entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to the Company at that time. Further, the Company agreed to register the Class A Warrants issuable upon conversion of the Convertible Bridge Notes, as well as the shares of Common Stock issuable upon exercise of the Class A Warrants in the first registration statement filed by the Company following the date of the loan.

         On December 14, 1995, Walpac, Inc. acquired 5,000,000 shares of Series A Preferred Stock of the Company, for a cash consideration of $5,000. The Series A Preferred Stock has no dividend rights and has a liquidation right of $.02 per share. Each share of Series A Preferred Stock shall be entitled to one (1) vote per share on all matters presented to stockholders of the Company.

         On January 30, 1996, the $500,000 promissory note payable to PDK in connection with the business acquisition was converted into 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share and is redeemable by the Company after one year from the date of issuance. The Series B Preferred Stock has a liquidation right of $1 per share. Each of the Series B Preferred Stock shall be entitled to one (1) vote per share on all matters presented to the stockholders of the Company.

         On March 6, 1996, the Company completed its initial public offering of securities. During the offering all 345,000 units, each comprised of two (2) shares of the Company's Common Stock and one (1) Class A Redeemable Purchase Warrant, were sold, which raised gross proceeds of $3,450,000 for the Company.

         On March 12, 1996, the Company repaid the principal plus all accrued interest on the Principal Bridge Notes issued in exchange for loans made to the Company. An aggregate of $275,385 was paid to the Bridge Lenders. The Principal Bridge Notes were paid off by utilizing a portion of the proceeds from the Company's initial public offering. In addition, the Company issued 3,000,000 Class A Warrants in connection with the conversion of the Convertible Bridge Notes.

         On May 31, 1996, the Company acquired 500,000 shares of common stock, par value $.0001 per share, of Superior Supplements, Inc., a Delaware corporation ("SSI"), (i) for a cash consideration of $100,000, and (ii) in consideration of the issuance of 200,000 shares of common stock of the Company.

         On May 31, 1996, the Company entered into an exclusive supply agreement with SSI, pursuant to which SSI agreed to supply the Company with all of the Company's requirements for vitamins on an exclusive basis (other than any vitamins sold under the "Energex" trade mark or as part of the "Energex" product line) for a three (3) year period, renewable for successive one (1) year periods thereafter.

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names.

         On May 5, 1997, the Company entered into a marketing agreement with a pharmaceutical distributor (the "distributor"), pursuant to which the distributor will market the Company's "Max Brand" and "Heads Up" products for a period of two years, renewable for successive periods of one year. The distributor will earn a marketing fee equal to the difference between (i) the price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined.

Miscellaneous

         For the year ended March 31, 1997, legal fees of approximately $80,000 were incurred for services from the law firm of Bernstein & Wasserman, LLP. Hartley T. Bernstein, a partner in the firm, is a Director of the Company hereunder.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following financial statements are included in Part II, Item 7:

Report of Independent Certified Public Accountants                    F-1

Balance sheet as of March 31, 1997                                    F-2

Statements of operations for the year ended March 31, 1997
 and period April 25, 1995 (inception) to March 31, 1996              F-3

Statement of stockholders' equity for the year ended March 31, 1997 and period April 25, 1995 (inception)
 to March 31, 1996                                                    F-4

Statements of cash flows for the year ended March 31, 1997
 and period April 25, 1996 (inception)
 to March 31, 1996                                                    F-5

Notes to financial statements                                         F-6 - F-12

(a) (2) Exhibits

1.01*    _ Form of Underwriting Agreement.
3.01*    _ Certificate of Incorporation of the Company dated April 25, 1995
3.02*    _ Certificate of Amendment of Certificate of Incorporation of the
           Company dated November 13, 1995.
3.03*    _ Certificate of Amendment of Certificate of Incorporation of the
           Company dated December 13, 1995.
3.04*    _ Certificate of Amendment of Certificate of Incorporation of the
           Company dated January 30, 1996.
3.05*    _ By-Laws of the Company.
3.06*    _ Form of Certificate of Designation of Series A Preferred Stock.
3.07*    _ Form of Certificate of Designation of Series B Preferred Stock.
4.01*    _ Specimen Certificate for shares of Common Stock.
4.02*    _ Specimen Certificate for shares of Series A Preferred Stock.
4.03*    _ Specimen Certificate for shares of Series B Preferred Stock.
4.04*    _ Specimen Certificate for Class A Redeemable Common Stock Purchase
           Warrant.
4.05*    _ Form of Warrant Agreement by and among the Company and American Stock
           Transfer & Trust Company.
4.06*    _ Form of Underwriters' Unit Purchase Option.
10.01*   _ Asset Purchase Agreement between the Company and PDK dated as of
           October 31, 1995

10.02*   _ Supply Agreement between the Company and PDK dated as of October 31,
           1995.
10.03*   _ Lease between the Company and PDK dated as of October 31, 1995.
10.04*   _ Promissory Note of the Company, issued to PDK, dated as of October
           31, 1995.
10.05*   _ Employment Agreement between the Company and Thomas A. Keith dated as of October 31, 1995, as amended.
10.06*   _ Employment Agreement between the Company and Raymond A. Aiken dated as of October 31, 1995, as amended.
10.07*   _ Form of December, 1995 Bridge Loan Agreements.
10.08*   _ Form of Selected Dealers' Agreement.
10.09*   _ 1995 Stock Plan.
10.10*   _ Sales Agency Agreement between PDK and International Sales
           Association, Inc. dated as of April 3, 1995, as amended.
10.11    _ Exclusive Supply Agreement between the Company and Superior
           Supplements, Inc. dated as of May 31, 1996.
10.12    _ Amendment to Supply Agreement the Company and PDK dated as of
           December 13, 1996.
10.13    _ Exclusive Supply and Licensing Agreement between the Company and PDK dated March 24, 1997.
10.14    _ Marketing Agreement between the Company and Body Dynamics, Inc. dated
           May 5, 1997.

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33- 80659.

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       June 26, 1997

                                    COMPARE GENERIKS, INC.

                                    By: /s/ Thomas A. Keith
                                        --------------------------------------
                                        Thomas A. Keith
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                Title                   Date
---------                                -----                   ----

/s/ Thomas A. Keith                      Director             June 26, 1997
------------------------
Thomas A. Keith

/s/ Hartley T. Bernstein                 Director             June 26, 1997
------------------------
Hartley T. Bernstein

/s/ Daniel Durchslag                     Director             June 26, 1997
------------------------
Daniel Durchslag

                        INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Compare Generiks, Inc.

     Report of independent certified public accountants                  F-1

     Balance sheet as of March 31, 1997                                  F-2

     Statements of operations for the year ended March 31, 1997
       and period April 25, 1995 (inception) to March 31, 1996           F-3

     Statement of stockholders' equity for the year ended March 31,
       1997 and period April 25, 1995 (inception) to March 31, 1996      F-4

     Statements of cash flows for the year ended March 31, 1997
       and period April 25, 1995 (inception) to March 31, 1996           F-5

     Notes to financial statements                                    F-6 - F-12

                          Independent Auditors' Report

Board of Directors and Stockholders
Compare Generiks, Inc.
Hauppauge, New York

We have audited the balance sheet of Compare Generiks, Inc. as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 1997 and period April 25, 1995 (inception) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compare Generiks, Inc. as of March 31, 1997 and the results of its operations and its cash flows for the year ended March 31, 1997 and period April 25, 1995 (inception) to March 31, 1996, in conformity with generally accepted accounting principles.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
May 2, 1997 (except for Note 13, as
   to which the date is May 5, 1997)

                             COMPARE GENERIKS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 1997


           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $   890,485
   Accounts receivable, net of $10,000 allowance for doubtful accounts       606,949
   Inventories                                                               642,422
   Prepaid expenses and other current assets                                 165,640
                                                                         -----------
       Total current assets                                                2,305,496

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (Note 4)                       1,256,000

PROPERTY AND EQUIPMENT (Note 5)                                               52,153

INTANGIBLE ASSETS, net (Note 6)                                            1,297,932

OTHER ASSETS                                                                 218,500

                                                                         $ 5,130,081
                                                                         ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $    96,166
   Due to affiliates                                                       1,080,419
   Dividends payable (Note 8)                                                 60,000
                                                                         -----------
       Total current liabilities                                           1,236,585

COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY: (Notes 4 and 8)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 3,890,000 issued and outstanding                                    389
   Preferred stock - Class A - $.0001 par value; liquidation
     preference of $100,000; authorized 10,000,000 shares;
     5,000,000 issued and outstanding                                            500
   Preferred stock - Class B - $.0001 par value; liquidation
     preference of $500,000; authorized 10,000,000 shares;
     500,000 issued and outstanding                                               50
   Additional paid-in capital                                              5,273,344
   Deficit                                                                (1,438,787)

   Unrealized holding gain on available-for-sale securities                   63,000
                                                                         -----------
                                                                           3,898,496

   Less stock subscription receivable                                         (5,000)

                                                                           3,893,496

                                                                         $ 5,130,081
                                                                         ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF OPERATIONS

                                                              Period
                                             Year Ended   April 25, 1995
                                              March 31,   (inception) to
                                                1997      March 31, 1996
                                            -----------    -----------

REVENUE                                     $ 2,289,629    $   545,670
                                            -----------    -----------

COSTS AND EXPENSES:  (Notes 6, 10 and 12)
   Cost of sales                              1,474,609        254,676
   Selling, general and administrative        2,077,219        490,601
                                            -----------    -----------

                                              3,551,828        745,277
                                            -----------    -----------

OPERATING LOSS                               (1,262,199)      (199,607)

INTEREST INCOME (EXPENSE), net                   54,589        (14,570)
                                            -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT               (1,207,610)      (214,177)

INCOME TAX BENEFIT (Note 4)                      43,000           --
                                            -----------    -----------

NET LOSS                                    $(1,164,610)   $  (214,177)
                                            ===========    ===========

NET LOSS PER SHARE (Note 8)                 $      (.32)   $      (.07)
                                            ===========    ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING (Note 8)                 3,856,667      3,036,529
                                            ===========    ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                          YEAR ENDED MARCH 31, 1997 AND
               PERIOD APRIL 25, 1995 (INCEPTION) TO MARCH 31, 1996
                                 (Notes 4 and 8)

                                                              Preferred Stock  Preferred Stock
                                         Common Stock             Class A          Class B
                                       25,000,000 Shares    10,000,000 Shares  10,000,000 Shares
                                       $.0001 Par Value      $.0001 Par Value  $.0001 Par Value
                                      --------------------  -----------------  -----------------
                                                     Par                Par              Par
                                        Shares      Value     Shares   Value    Shares  Value
                                      ---------      ----   ---------   ----   -------   ---
Issuance of stock for cash
   at inception                       2,500,000      $250        --     $--       --     $--
Issuance of founder stock                  --         --    5,000,000    500      --      --
Issuance of stock in connection
   with purchase of Energex/
   Compare Division                     500,000        50        --      --       --      --
Conversion of note payable to stock        --         --         --      --    500,000    50
Public issuance of securities for
   cash, net                            690,000        69        --      --       --      --
Conversion of bridge note
   to warrants                             --         --         --      --       --      --
Net loss                                   --         --         --      --       --      --
                                      ---------      ----   ---------   ----   -------   ---

Balance, March 31, 1996               3,690,000       369   5,000,000    500   500,000    50

Issuance of stock in connection
   with Subscription Agreement          200,000        20        --      --       --      --
Dividends                                  --         --         --      --       --      --
Unrealized gain on investment
   available-for-sale                      --         --         --      --       --      --
Net loss                                   --         --         --      --       --      --
                                      ---------      ----   ---------   ----   -------   ---

Balance, March 31, 1997               3,890,000      $389   5,000,000   $500   500,000   $50
                                      =========      ====   =========   ====   =======   ===



                                                                 Unrealized
                                                                 Holding
                                                                 Gain on
                                      Additional                 Available-
                                       Paid-in                   for-Sale   Subscription
                                       Capital       Deficit     Securities Receivable       Total
                                      ----------   -----------   ---------- ----------    -----------
Issuance of stock for cash
   at inception                       $   49,750   $      --     $  --      $  --          $    50,000
Issuance of founder stock                  4,500          --        --       (5,000)              --
Issuance of stock in connection
   with purchase of Energex/
   Compare Division                    1,199,950          --        --         --            1,200,000
Conversion of note payable to stock      499,950          --        --         --              500,000
Public issuance of securities for
   cash, net                           2,439,214          --        --         --            2,439,283
Conversion of bridge note
   to warrants                            30,000          --        --         --               30,000
Net loss                                    --        (214,177)     --         --             (214,177)
                                      ----------   -----------   -------    -------         -----------

Balance, March 31, 1996                4,223,364      (214,177)     --       (5,000)         4,005,106

Issuance of stock in connection
   with Subscription Agreement         1,049,980          --        --         --            1,050,000
Dividends                                   --         (60,000)     --         --              (60,000)
Unrealized gain on investment
   available-for-sale                       --            --      63,000       --               63,000
Net loss                                    --      (1,164,610)     --         --           (1,164,610)
                                      ----------   -----------   -------    -------        -----------

Balance, March 31, 1997               $5,273,344   $(1,438,787)  $63,000    $(5,000)       $ 3,893,496
                                      ==========   ===========   =======    =======        ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   Period
                                                                  Year Ended   April 25, 1995
                                                                   March 31,   (inception) to
                                                                    1997       March 31, 1996
                                                                -----------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,164,610)   $  (214,177)
                                                                -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                388,085        131,137
       Allowance for doubtful accounts                                 --           10,000
       Deferred tax benefit                                         (43,000)          --
       Changes in operating assets and liabilities:
         Increase in assets:
           Accounts receivable                                     (371,653)      (245,296)
           Inventories                                             (480,019)      (162,403)
           Prepaid expenses and other current assets                 (7,685)       (45,864)
           Other assets                                            (144,500)       (74,000)
         Increase in liabilities:
           Accounts payable and accrued expenses                      8,972         87,194
           Due to affiliate                                         847,244        233,175
                                                                -----------    -----------
       Total adjustments                                            197,444        (66,057)
                                                                -----------    -----------
       Net cash used in operating activities                       (967,166)      (280,234)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment in available-for-sale securities      (100,000)          --
   Acquisition of property and equipment                            (52,769)        (4,023)
   Acquisition of intangible assets                                 (37,053)      (137,553)
                                                                -----------    -----------
       Net cash used in investing activities                       (189,822)      (141,576)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock and securities                      --        2,489,283
   Repayment of note payable                                           --          (50,000)
   Proceeds of bridge loan                                             --          300,000
   Repayment of bridge loan                                            --         (270,000)
                                                                -----------    -----------
     Net cash provided by financing activities                         --        2,469,283
                                                                -----------    -----------


Net (decrease) increase in cash and cash equivalents             (1,156,988)     2,047,473

CASH AND CASH EQUIVALENTS, beginning of period                    2,047,473           --
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                        $   890,485    $ 2,047,473
                                                                ===========    ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED MARCH 31, 1997 AND
               PERIOD APRIL 25, 1995 (INCEPTION) TO MARCH 31, 1996

1.       Organization and Nature of Operations:

         Compare Generiks, Inc., a Delaware Corporation (the "Company"), was formed on April 25, 1995 and is engaged in the distribution, marketing and sale of dietary supplements and over-the-counter nonprescription pharmaceuticals.

         The Company was in the development stage through March 31, 1996. The year ended March 31, 1997 is the first year during which it is considered an operating company.

         On October 31, 1995, the Company acquired certain assets and liabilities and the ongoing business of Energex/Compare Division of PDK Labs Inc. ("PDK") (Note 3).

         On March 12, 1996, the Company completed an initial public offering of its securities (Note 8c).

2.       Summary of Significant Accounting Policies:

         a. Inventories

         Inventories, consisting of finished goods, are valued at lower of cost (first-in, first-out method) or market.

         b. Depreciation and amortization

         Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

         Intangible assets arising from the acquisition discussed in Note 3 are amortized using the straight-line method over the following periods:

                 Customer list                                      5 years
                 Covenant not to compete                            4 years
                 Patents and trademarks                             7 years
                 Goodwill                                          10 years
                 Other                                            3-5 years
                 Distribution rights                              1-5 years

         c. Income taxes


         Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2.       Summary of Significant Accounting Policies: (Cont'd)

         d. Statement of cash flows

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         e. Marketable securities

         Available-for-sale securities are carried at fair value with the unrealized holding gain (loss), net of deferred income taxes, included in stockholders' equity.

         f. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         g. Concentration of credit risk

         Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standard No. 105 ("FAS 105"), consists primarily of temporary cash investments and trade accounts receivable. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion. The Company places its temporary cash investments with high credit quality financial institutions.

         h. Advertising

         The Company charges to expense, advertising costs as incurred. Advertising costs approximated $202,000 and $41,000 for the years ended March 31, 1997 and 1996, respectively.

         i. Stock-based compensation

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement

No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         j. New standards

         In February 1997, the FASB issued Statement 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not believe that the adoption of this Statement will have a material effect to its financial statements.

3.     Business Combination:

         On October 31, 1995, the Company acquired certain assets, liabilities and the on-going business of the Energex/Compare Division ("Division") of PDK Labs Inc. ("PDK") for approximately $1,700,000. The Division was engaged in the business of distributing health supplement products. The acquisition consisted of certain assets and rights relating to the "Energex Plus" and "Compare Generiks" product lines, including customer lists, trade secrets, trademarks and tradenames and the assumption of a $50,000 obligation under a promissory note. The purchase price of $1,700,000 was based upon the appraised value of the "Energex Plus" and "Compare Generiks" product lines. Consideration paid by the Company consisted of (i) 500,000 shares of the Company's Common Stock and (ii) a promissory note of $500,000. In January 1996, the note was converted into 500,000 shares of the Company's Series B preferred stock. In addition, the Company purchased PDK's inventory attributable to these product lines.

         The above acquisition has been accounted for utilizing purchase accounting principles, and as a result, the following was recorded:

       Customer lists                                                 $1,350,000
       Covenant not to compete                                            41,667
       Patents and trademarks                                             70,000
       Goodwill                                                          176,242
       Other assets                                                      112,091
                                                                      ----------

                                                                      $1,750,000
                                                                      ==========

       Notes payable                                                  $  550,000
       Common stock                                                           50
       Additional paid-in capital                                      1,199,950
                                                                      ----------

                                                                      $1,750,000
                                                                      ==========

4.       Investment in Available-For-Sale Securities:


         In May 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. ("Superior") for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

         At March 31, 1997, available-for-sale securities consisted of the following:

                                                                      Unrealized
                                                   Investment           Gain
                                                   ----------         ---------

Cost                                               $1,150,000         $    --
Unrealized gain                                       106,000           106,000
Deferred tax liability                                   --             (43,000)
                                                   ----------         ---------

                                                   $1,256,000         $  63,000
                                                   ==========         =========
5.     Property and Equipment:

       Property and equipment, at cost, consist of the following at March 31, 1997:

       Machinery and equipment                                          $31,967
       Furniture and fixtures                                             7,369
       Leasehold improvements                                            17,456
                                                                         ------
                                                                         56,792

       Less accumulated depreciation and amortization                     4,639

                                                                        $52,153
                                                                        =======

6.       Intangible Assets:

         Intangible assets consist of the following at March 31, 1997:

         Customer lists                                      $1,350,000
         Covenant not to compete                                 41,667
         Patents and trademarks                                  74,320
         Goodwill                                               176,242
         Distribution rights                                     71,206
         Other                                                   30,000
                                                             ----------
                                                              1,743,435

         Less accumulated amortization                          445,503


                                                             $1,297,932
                                                             ==========

         Amortization expense for the year ended March 31, 1997 and period ended March 31, 1996 approximated $383,700 and $130,900.

         The Company has implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Contracts with retailers are for a fixed period of not less than one year. Costs associated with these distribution rights are being charged to operations ratably over the lives of the agreements.

7.       Income Taxes:

         At March 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $1,184,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at March 31, 1997:

       Net operating loss carryforward                            $ 474,000
       Unrealized holding gain on available-for-sale securities     (43,000)
       Intangible assets                                            114,000
       Other                                                         29,000
       Valuation allowance                                         (574,000)
                                                                    --------
                                                                   $    --
                                                                    ========

8.       Stockholders' Equity:

         a. Capitalization

         Pursuant to an amendment of the Company's certificate of incorporation, the Company has changed the number of authorized shares of common stock to 25,000,000, Series A Preferred Shares to 10,000,000 and authorized 10,000,000 shares of Series B Preferred Shares. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

         The Series A Preferred Shares rank senior to all common stock, do not have any right to the payment of any dividend, and in the event of any voluntary or involuntary liquidation of the Company each share shall have a liquidation preference of $.02.

         The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share and is callable by the Company after one year from the date of issuance. The Series B Preferred Stock ranks senior to all series of preferred and common stock. In the event of any voluntary or involuntary liquidation of the Company each share shall have a liquidation preference of $1.00.

         b. Initial capitalization

         In April 1995, the Company issued 2,500,000 shares of common stock for $50,000 and 5,000,000 shares of Series A Preferred Stock for $5,000 ("Founders' Stock").

         c. Public offering

         In March 1996, the Company completed a public offering of 345,000 units at $10.00 per unit for an aggregate of $3,450,000. Each unit consists of two shares of common stock and one Class A Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable at any time during the four year period commencing one year from the date of offering. The Class A Warrants are redeemable by the Company, for $.05 per warrant, if the average price of the common stock equal or exceeds $10.00 per share for any twenty trading days within a period of thirty consecutive trading days ending five days prior to the date of the notice of redemption.

         Effective with the closing of the offering, the Company entered into a two year consulting agreement with the underwriter. The consulting fee of $72,000 is being charged to operations ratably over the term of the agreement.

         d. Stock option plan

         The Company has adopted, subject to shareholder approval, a Stock Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. To date, no options have been granted under the Plan.

         e. Warrants

           (i) Underwriter's warrants

         Pursuant to the Company's public offering, the Company issued to the underwriter warrants to purchase an additional 30,000 Units at an exercise price of $12.00 per unit. These warrants are exercisable for a period of four years, commencing one year from the date of the public offering.

           (ii) Bridge lender warrants

         In March 1996, the Company issued 3,000,000 Class A Warrants in connection with the conversion of $30,000 of convertible bridge notes. The value of these notes has been recorded as additional-paid-in capital.

         f. Conversion of note payable

         On January 30, 1996, the $500,000 promissory note payable to PDK in connection with the business acquisition described in Note 3 was converted to 500,000 shares of Series B Preferred Stock.

         g. Net loss per share

         Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, all common stock issued by the Company during the twelve months preceding the offering date at prices below the offering price have been included in the calculation of weighted average shares outstanding as if they were outstanding for the entire period.

         Net loss per share attributable to common shareholders was computed as follows:

                                                                           Period
                                                        Year Ended     April 25, 1995
                                                        March 31,      (inception) to
                                                          1997         March 31, 1996
                                                          ----         --------------

         Net loss                                       $1,164,610        $214,177
         Dividends on preferred shares                      60,000          10,000
                                                        ----------        --------

         Net loss attributable to common shareholders   $1,224,610        $224,177
                                                        ==========        ========

         h. Reserved shares

         At March 31, 1997, the Company has 5,635,000 shares of common stock reserved for future issuances.

9.       Fair Value of Financial Instruments:

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

         Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

10.      Retirement Plans:

         Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of any employee's earnings. The Company contributed approximately $5,700 and $-0- to the Plan for the periods ended March 31, 1997 and 1996, respectively.

11.      Supplementary Information - Statement of Cash Flows:

         Cash paid was as follows:

                                                                  Period
                                                Year Ended     April 25, 1995
                                                 March 31,     (inception) to
                                                  1997         March 31, 1996
                                                  ----         --------------

         Interest                                $1,628           $15,385
                                                 ======           =======

         Income taxes                            $3,891           $  --
                                                 ======           =======

12.      Commitments:

         a. Lease

         The Company leases office and warehouse space from PDK on a month-to-month basis. Rent expense approximated $64,000 and $25,000 for the year ended March 31, 1997 and the period April 25, 1995 to March 31, 1996, respectively.

         b. Supply agreements

         In December 1996, the Company amended its "Supply Agreement" (the "Amended Agreement") with PDK. Under the Amended Agreement, which expires in 2001, PDK will provide the Company certain products at prices based upon PDK's material cost plus a specified mark-up. Essentially all purchases during the periods ended March 31, 1997 and 1996 were from PDK.

         In March 1997, the Company entered into a second five year Supply Agreement with PDK covering the purchase of products in the "Max Brand" and "Heads Up" product ranges under terms similar to the December 1996 Amended Agreement.

         In May 1996, the Company entered into a three year Supply Agreement with Superior Supplements, Inc. which provides for Superior to supply the Company with certain products at specified prices. As of March 31, 1997, the Company had made no purchases under this agreement.

         c. Royalty agreement


         In connection with the acquisition of the Division, the Company agreed to pay the obligation under a distribution royalty agreement which required the Company to pay a royalty fee of 13% of all "net sales" during the period March 1, 1995 through February 28, 1997. Royalties earned by the distributor for the periods ended March 31, 1997 and 1996 approximated $52,000 and $78,000, respectively.

         d. Employment agreement

         The Company has an employment agreement with its President which provides for annual compensation of $135,000. The agreement, as amended, expires in October 1997.

         Additionally, in November 1995, the Company granted employees options to purchase 200,000 shares of common stock at an exercise price equal to the price of the common shares in the initial public offering ($5.00 per share). The options are exercisable during the term of employment.

         13. Subsequent Event:

         On May 5, 1997, the Company entered into a two-year Marketing Agreement with a pharmaceutical distributor (the "distributor"), under which the distributor will market the Company's "Max Brand" and "Heads Up" products. As consideration for their services, the distributor will earn a marketing fee equal to the difference between (i) the sales price of the products sold and
(ii) an amount equal to 200% of the material cost of the products, as defined. The marketing fee is payable monthly.