Form 10KSB40/A
period 1997-03-31
COMPARE GENERIKS INC
filed 1997-08-05
CIK 1005283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         REPORT ON FORM 10-KSB/A - No. 1

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

                            See Page 15 for Exhibits

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

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement (the "Agreement")with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names. The Agreement has a five year term which automatically renews for successive periods of one year and provides for PDK to supply the Company with "Max Brand" and "Heads Up" products at prices based on PDK's material cost plus 50%. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock.

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

Trademarks and Service Marks

         The trademarks Energex Plus and Compare Generiks and an application for a mechanical patent for the Compare Generiks tablet display and dispenser are the property of the Company and have been assigned to the Company by PDK. The trademarks have been registered and a patent application filed with the United States Patent and Trademark Office ("PTO"). The trademarks Max Brand and HeadsUp have been licensed to the Company by PDK under an exclusive licensing agreement (the "Agreement"). In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. To the Company's knowledge, the Company has the common law right to use such trademarks on, and the mechanical patent with, its products and in the marketing of its services. The Company has retained trademark counsel and a patent agent and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

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

                                     PART II

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

         In March 1997, the Company entered into an exclusive supply and licensing agreement (the "Agreement") with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" of OTCs and the exclusive right to distribute products bearing such names. The Agreement has a five year term which automatically renews for successive periods of one year and provides for PDK to supply the Company with "Max Brand" and "Heads Up" products at prices based on PDK's material cost plus 50%. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock.

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

                                    PART III

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

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock.

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

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         The following financial statements are included in Part II, Item 7:

Report of Independent Certified Public Accountants                  F- 1

Balance sheet as of March 31, 1997                                  F- 2

Statements of operations for the year ended March 31, 1997
and period April 25, 1995 (inception) to March 31, 1996             F- 3

Statement of stockholders' equity for the year ended
March 31, 1997 and period April 25, 1995 (inception)
to March 31, 1996                                                   F- 4

Statements of cash flows for the year ended March 31, 1997
and period April 25, 1996 (inception) to March 31, 1996             F- 5

Notes to financial statements                                       F- 6 - F- 12

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

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
May 2, 1997 (except for Note 13, as
   to which the date is May 5, 1997)

                             COMPARE GENERIKS, INC.
                             ----------------------

                                  BALANCE SHEET
                                  -------------

                                 MARCH 31, 1997
                                 --------------

           ASSETS
           ------

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $      890,485
   Accounts receivable, net of $10,000 allowance for doubtful accounts                                   606,949
   Inventories                                                                                           642,422
   Prepaid expenses and other current assets                                                             165,640
                                                                                                  --------------
       Total current assets                                                                            2,305,496

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (Note 4)                                                   1,256,000

PROPERTY AND EQUIPMENT (Note 5)                                                                           52,153

INTANGIBLE ASSETS, net (Note 6)                                                                        1,297,932

OTHER ASSETS                                                                                             218,500
                                                                                                  --------------

                                                                                                  $    5,130,081
                                                                                                  ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $       96,166
   Due to affiliates                                                                                   1,080,419
   Dividends payable (Note 8)                                                                             60,000
                                                                                                  --------------
       Total current liabilities                                                                       1,236,585
                                                                                                  --------------

COMMITMENTS (Note 12)


STOCKHOLDERS' EQUITY: (Notes 4 and 8)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 3,890,000 issued and outstanding                                                                389
   Preferred stock - Class A - $.0001 par value; liquidation
     preference of $100,000; authorized 10,000,000 shares;
     5,000,000 issued and outstanding                                                                        500
   Preferred stock - Class B - $.0001 par value; liquidation
     preference of $500,000; authorized 10,000,000 shares;
     500,000 issued and outstanding                                                                           50
   Additional paid-in capital                                                                          5,273,344
   Deficit                                                                                            (1,438,787)
   Unrealized holding gain on available-for-sale securities                                               63,000
                                                                                                  --------------
                                                                                                       3,898,496
   Less stock subscription receivable                                                                     (5,000)
                                                                                                  --------------

                                                                                                       3,893,496
                                                                                                  --------------

                                                                                                  $    5,130,081
                                                                                                  ==============

                        See notes to financial statements

                             COMPARE GENERIKS, INC.
                             ----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                             Period
                                            Year Ended    April 25, 1995
                                             March 31,   (inception) to
                                                1997      March 31, 1996
                                            -----------  ---------------

REVENUE                                     $ 2,289,629    $   545,670
                                            -----------    -----------

COSTS AND EXPENSES:  (Notes 6, 10 and 12)
   Cost of sales                              1,474,609        254,676
   Selling, general and administrative        2,077,219        490,601
                                            -----------    -----------

                                              3,551,828        745,277
                                            -----------    -----------

OPERATING LOSS                               (1,262,199)      (199,607)

INTEREST INCOME (EXPENSE), net                   54,589        (14,570)
                                            -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT               (1,207,610)      (214,177)

INCOME TAX BENEFIT (Note 4)                      43,000           --
                                            -----------    -----------

NET LOSS                                    $(1,164,610)   $  (214,177)
                                            ===========    ===========

NET LOSS PER SHARE (Note 8)                 $     (.32)   $      (.07)
                                            ===========    ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING (Note 8)                 3,856,667      3,036,529
                                            ===========    ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.
                             ----------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                          YEAR ENDED MARCH 31, 1997 AND
                          -----------------------------
               PERIOD APRIL 25, 1995 (INCEPTION) TO MARCH 31, 1996
               ---------------------------------------------------
                                 (Notes 4 and 8)

                                                          Preferred Stock    Preferred Stock
                                         Common Stock         Class A           Class B
                                       25,000,000 Shares 10,000,000 Shares  10,000,000 Shares
                                       $.0001 Par Value  $.0001 Par Value   $.0001 Par Value
                                      ------------------ ------------------ -----------------
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
                                      =========   ====   =========   ====   =======   ===



                                                                 Unrealized
                                                                  Holding
                                                                  Gain on
                                      Additional                 Available-
                                       Paid-in                    for-Sale   Subscription
                                       Capital       Deficit     Securities   Receivable      Total
                                      ----------   -----------    -------    ------------  -----------

Issuance of stock for cash
   at inception                       $   49,750   $      --      $  --         $  --      $    50,000
Issuance of founder stock                  4,500          --         --          (5,000)          --
Issuance of stock in connection
   with purchase of Energex/
   Compare Division                    1,199,950          --         --            --        1,200,000
Conversion of note payable to stock      499,950          --         --            --          500,000
Public issuance of securities for
   cash, net                           2,439,214          --         --            --        2,439,283
Conversion of bridge note
   to warrants                            30,000          --         --            --           30,000
Net loss                                    --        (214,177)      --            --         (214,177)
                                      ----------   -----------    -------       -------    -----------

Balance, March 31, 1996                4,223,364      (214,177)      --          (5,000)     4,005,106

Issuance of stock in connection
   with Subscription Agreement         1,049,980          --         --            --        1,050,000
Dividends                                   --         (60,000)      --            --          (60,000)
Unrealized gain on investment
   available-for-sale                       --            --       63,000          --           63,000
Net loss                                    --      (1,164,610)      --            --       (1,164,610)
                                      ----------   -----------    -------       -------    -----------

Balance, March 31, 1997               $5,273,344   $(1,438,787)   $63,000       $(5,000)   $ 3,893,496
                                      ==========   ===========    =======       =======    ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.
                             ----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                   Period
                                                                 Year Ended    April 25, 1995
                                                                  March 31,    (inception) to
                                                                     1997      March 31, 1996
                                                               --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,164,610)   $  (214,177)
                                                                -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                388,085        131,137
       Allowance for doubtful accounts                                 --           10,000
       Deferred tax benefit                                         (43,000)          --
       Changes in operating assets and liabilities:
         Increase in assets:
           Accounts receivable                                     (371,653)      (245,296)
           Inventories                                             (480,019)      (162,403)
           Prepaid expenses and other current assets                 (7,685)       (45,864)
           Other assets                                            (144,500)       (74,000)
         Increase in liabilities:
           Accounts payable and accrued expenses                      8,972         87,194
           Due to affiliate                                         847,244        233,175
                                                                -----------    -----------
       Total adjustments                                            197,444        (66,057)
                                                                -----------    -----------
       Net cash used in operating activities                       (967,166)      (280,234)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment in available-for-sale securities      (100,000)          --
   Acquisition of property and equipment                            (52,769)        (4,023)
   Acquisition of intangible assets                                 (37,053)      (137,553)
                                                                -----------    -----------
       Net cash used in investing activities                       (189,822)      (141,576)
                                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock and securities                      --        2,489,283
   Repayment of note payable                                           --          (50,000)
   Proceeds of bridge loan                                             --          300,000
   Repayment of bridge loan                                            --         (270,000)
                                                                -----------    -----------
     Net cash provided by financing activities                         --        2,469,283
                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents             (1,156,988)     2,047,473

CASH AND CASH EQUIVALENTS, beginning of period                    2,047,473           --
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                        $   890,485    $ 2,047,473
                                                                ===========    ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.
                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                          YEAR ENDED MARCH 31, 1997 AND
                          -----------------------------
               PERIOD APRIL 25, 1995 (INCEPTION) TO MARCH 31, 1996
               ---------------------------------------------------

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

         The above acquisition has been accounted for utilizing purchase accounting principles, and as a result, the following was recorded:

       Customer lists                                            $   1,350,000
       Covenant not to compete                                          41,667
       Patents and trademarks                                           70,000
       Goodwill                                                        176,242
       Other assets                                                    112,091
                                                                 -------------
                                                                 $   1,750,000
                                                                 =============

       Notes payable                                             $     550,000
       Common stock                                                         50
       Additional paid-in capital                                    1,199,950
                                                                 -------------
                                                                 $   1,750,000
                                                                 =============


4.       Investment in Available-For-Sale Securities:

         In May 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. ("Superior") for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

         At March 31, 1997, available-for-sale securities consisted of the following:

                                                                    Unrealized
                                               Investment              Gain
                                             -------------         -----------
       Cost                                  $   1,150,000         $        -
       Unrealized gain                             106,000             106,000
       Deferred tax liability                           -              (43,000)
                                             -------------         -----------

                                             $   1,256,000         $    63,000
                                             =============         ===========

5.       Property and Equipment:

         Property and equipment, at cost, consist of the following at March 31, 1997:

       Machinery and equipment                                       $  31,967
       Furniture and fixtures                                            7,369
       Leasehold improvements                                           17,456
                                                                     ---------
                                                                        56,792

       Less accumulated depreciation and amortization                    4,639

                                                                     $  52,153
                                                                     =========
                                       F-8

6.       Intangible Assets:

         Intangible assets consist of the following at March 31, 1997:

         Customer lists                                      $1,350,000
         Covenant not to compete                                 41,667
         Patents and trademarks                                  74,320
         Goodwill                                               176,242
         Distribution rights                                     71,206
         Other                                                   30,000
                                                             ----------
                                                              1,743,435

         Less accumulated amortization                          445,503
                                                             ----------
                                                             $1,297,932
                                                             ==========

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

         Net deferred income tax asset (liability) is composed of the following at March 31, 1997:

         Net operating loss carryforward                            $ 474,000
         Unrealized holding gain on available-for-sale securities     (43,000)
         Intangible assets                                            114,000
         Other                                                         29,000
         Valuation allowance                                         (574,000)
                                                                    ---------

                                                                    $   --
                                                                    =========

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

         Net loss per share attributable to common shareholders was computed as follows:

                                                                         Period
                                                        Year Ended  April 25, 1995
                                                         March 31,  (inception) to
                                                           1997     March 31, 1996
                                                        ----------- --------------

          Net loss                                      $ 1,164,610   $   214,177
          Dividends on preferred shares                      60,000        10,000
                                                        -----------   -----------

          Net loss attributable to common shareholders  $ 1,224,610   $   224,177
                                                        ===========   ===========

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

11.      Supplementary Information - Statement of Cash Flows:

         Cash paid was as follows:

                                                                  Period
                                          Year Ended          April 25, 1995
                                           March 31,          (inception) to
                                             1997             March 31, 1996
                                         ------------       ----------------

       Interest                            $  1,628             $   15,385
                                           ========             ==========

       Income taxes                        $  3,891             $       -
                                           ========             =========

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

         In March 1997, the Company entered into a second five year Supply Agreement with PDK covering the purchase of products in the "Max Brand" and "Heads Up" product ranges under terms similar to the December 1996 Amended Agreement. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock.


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

Dated: New York, New York
       August 4, 1997

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