Form 10QSB
period 1997-06-30
COMPARE GENERIKS INC
filed 1997-08-13
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997

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

                  Class                           Outstanding at August 4, 1997
             Common Stock                                    3,890,000

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                            Page


Item 1.           Financial Statements:

                  Balance sheet ..........................................................................1

                  Statements of operations................................................................2

                  Statements of cash flows ...............................................................3

                  Notes to financial statements ..........................................................4-6

Item 2.           Management's discussion and analysis
                     of financial condition and results of
                     operations ..........................................................................7

PART II - OTHER INFORMATION

Item 1.           Legal proceedings ......................................................................8

SIGNATURES ...............................................................................................9

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30, 1997

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                  $   580,366
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                     1,000,674
   Inventories                                                  1,224,247
   Prepaid expenses and other current assets                      149,426
                                                              -----------
   Total current assets                                         2,954,713

FURNITURE AND FIXTURES, net                                        53,507
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                     1,256,000
INTANGIBLE ASSETS, net                                          1,200,741
OTHER ASSETS                                                      222,000
                                                              -----------
                                                              $ 5,686,961
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                      $   482,352
   Due to affiliate                                             1,182,677
   Dividend payable                                                75,000
                                                              -----------
                                                                1,740,029
                                                              ===========
COMMITMENTS

STOCKHOLDERS' EQUITY:

   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                                     389
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                  500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                                   50
   Additional paid-in capital                                   5,273,344
   Accumulated deficit                                         (1,385,351)
   Unrealized holding gain on available-for-sale securities        63,000
                                                              -----------
                                                                3,951,932

   Less stock subscription receivable                              (5,000)
                                                              -----------
                                                                3,946,932
                                                              -----------
                                                              $ 5,686,961
                                                              ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended
                                   June 30, 1997 June 30, 1996
                                   ------------- -------------

NET SALES                          $ 2,291,846   $   508,458
                                   -----------   -----------

COSTS AND EXPENSES:

   Cost of sales                     1,053,463       252,839
   Selling, general and
     administrative                  1,174,585       423,078
                                   -----------   -----------
                                     2,228,048       675,917
                                   -----------   -----------


OPERATING INCOME/(LOSS)                 63,798      (167,459)

INTEREST INCOME, net                     6,938        20,812
                                   -----------   -----------

EARNINGS/(LOSS) BEFORE PROVISION
   FOR INCOME TAXES                     70,736      (146,647)

PROVISION FOR INCOME TAXES               2,300          --
                                   -----------   -----------

NET EARNINGS/(LOSS)                $    68,436   $  (146,647)
                                   ===========   ===========

NET EARNINGS/(LOSS) PER SHARE      $       .01   $      (.04)
                                   ===========   ===========

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                      3,890,000     3,756,667
                                   ===========   ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                  June 30,      June 30,
                                                                    1997          1996
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                            $    68,436    $  (146,647)
                                                               -----------    -----------
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities:

        Amortization and depreciation                               99,299        109,997
        Changes in operating assets and liabilities:
           (Increase) in assets:

             Accounts receivable                                  (393,725)       124,337
             Inventories                                          (581,825)      (207,853)
             Prepaid expenses and other current assets              16,214        (83,556)
             Other assets                                           (3,500)      (138,750)
           Increase (decrease) in liabilities:

             Accounts payable and accrued expenses                 386,186         27,189
             Due to affiliate                                      102,258       (179,050)
                                                               -----------    -----------
             Total adjustments                                    (375,093)      (347,686)
                                                               -----------    -----------
   Net cash used in operating activities                          (306,657)      (494,333)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of furniture and fixtures                             (3,462)       (17,456)
  Acquisition of investment in available-for-sale securities          --         (100,000)
  Acquisition of intangible assets                                    --          (22,469)
                                                               -----------    -----------
  Net cash used in investing activities                             (3,462)      (139,925)
                                                               -----------    -----------

Net decrease in cash and cash equivalents                         (310,119)      (634,258)
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of period                     890,485      2,047,473
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   580,366    $ 1,413,215
                                                               ===========    ===========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1997

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended June 30, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods at June 30, 1997 have been estimated using the gross profit method.

4.       Investment in Available-For-Sale Securities:

         In May 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. ("Superior") for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

         At June 30, 1997, available-for-sale securities consisted of the following:

                                                 Unrealized
                                   Investment       Gain
                                   ----------    ----------

Cost                               $1,150,000   $     --
Unrealized gain                       106,000      106,000
Deferred tax liability                   --        (43,000)
                                   ----------   ----------
                                   $1,256,000   $   63,000
                                   ==========   ==========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1997
                                   (Continued)

5.       Income Taxes:

         At June 30, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $1,102,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at June 30, 1997:

     Net operating loss carryforward                            $ 441,000
     Unrealized holding gain on available-for-sale securities     (43,000)
     Intangible assets                                            134,000
     Other                                                         20,000
     Valuation allowance                                         (552,000)
                                                                ---------
                                                                $     -
                                                                =========

         The provision for income tax at June 30, 1997 reflects state franchise taxes.

6.       Stockholders' Equity:

         a.       Net earnings/(loss) per share

         Net earnings/(loss) per share is computed by dividing the net earnings/(loss) by the weighted average number of common shares and equivalents outstanding during the period. Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the three month period ended June 30, 1997 totaled $15,000.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1997
                                   (Continued)

6.       Stockholders' Equity: (Continued)

                                                       Three Months Ended
                                                            June 30,
                                                           (Unaudited)

                                                       1997              1996
                                                  -----------       -----------

Net earnings (loss)                               $    68,436       $  (146,647)
Dividends                                              15,000              --
                                                  -----------       -----------
Earnings/loss available to common
 shareholders                                          53,436          (146,647)
                                                  -----------       -----------
Weighted average number
 of shares                                          3,890,000         3,756,667
                                                  -----------       -----------
Earnings (loss) per share                         $       .01       $      (.04)
                                                  ===========       ===========


7.      Commitments:

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. Included in selling, general and administrative expenses is $125,000 of this license fee for the three months ended June 30, 1997.

         On May 5, 1997, the Company entered into a two year Marketing Agreement with a non-affiliated pharmaceutical distributor (the "distributor"), under which the distributor will market the Company's "Max Brand" and "Heads Up" products. As consideration for their services, the distributor will earn a marketing fee equal to the difference between (i) the sales price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined. The marketing fee is payable monthly.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales, derived primarily from convenience stores and drug chains were approximately $2,292,000 and $508,000 for the three month periods ended June 30, 1997 and 1996 respectively. The increase in sales is principally attributable to the Company entering into an Exclusive Supply and Licensing Agreement with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" and the exclusive right to distribute products bearing such names. Gross profit for the three month periods ended June 30, 1997 and 1996 approximated $1,238,000 (54% of sales) and $256,000 (50% of sales), respectively. The increase in gross profit is attributable to sales of "Max Brand" and "Heads Up" products which yield higher gross profits.

         Selling, general and administrative expenses approximated $1,175,000 (51% of sales) and $423,000 (83% of sales) for the three month periods ended June 30, 1997 and 1996, respectively. The overall decrease as a percentage of sales is attributable to sales growth exceeding increases in marketing costs incurred in connection with the Company entering into a marketing agreement with a non-affiliated pharmaceutical distributor (the "distributor") dated May 5, 1997. Pursuant to this Agreement, the distributor will market the Company's "Max Brand" and "Heads Up" products for a period of two years, renewable for successive periods of one year. The distributor earns a marketing fee equal to the difference between (i) the price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined.

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. Included in selling, general and administrative expenses is $125,000 of this license fee for the three months ended June 30, 1997.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had working capital of approximately $1,215,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $307,000 primarily due to increases in operating assets such as accounts receivable ($394,000) and inventories ($582,000) offset by an increase in accounts payable of ($386,000), due to affiliate ($102,000) and an adjustment for depreciation and amortization expense of ($99,000).

         The statement also reflects cash used in investing activities of approximately $3,400 which reflects the acquisition of furniture and fixtures.


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

                                                        COMPARE GENERIKS, INC.

Dated: August 13, 1997                         By:     /s/Thomas A. Keith
                                                  ----------------------------
                                                      Thomas A. Keith
                                                      President and Chief
                                                      Executive Officer
                                                      Chief Financial Officer