Form 10QSB
period 1997-09-30
COMPARE GENERIKS INC
filed 1997-11-13
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997

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

                                 300 Oser Avenue
                               Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                      11788
                                   ----------
                                   (Zip Code)

                                 (800) 342-6555
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

             Class                           Outstanding at November 6, 1997
         ------------                        -------------------------------

         Common Stock                                     3,890,000

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                       SIX MONTHS ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1.   Financial Statements:

          Balance sheet ...................................................1

          Statements of operations.........................................2

          Statements of cash flows ........................................3

          Notes to financial statements .................................4-6

Item 2.   Management's discussion and analysis
             of financial condition and results of
             operations .................................................7-8


PART II - OTHER INFORMATION

Item 1.   Legal proceedings ...............................................9

SIGNATURES ...............................................................10

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 1997


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $   114,493
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                           931,429
   Inventories                                                      1,397,850
   Prepaid expenses and other current assets                          201,710
   Deferred tax asset                                                  29,000
                                                                  -----------
   Total current assets                                             2,674,482
                                                                  -----------

FURNITURE AND FIXTURES, net                                            56,254
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                         1,256,000
INTANGIBLE ASSETS, net                                              1,103,552
DEFERRED TAX ASSET                                                     74,100
OTHER ASSETS                                                          273,000
                                                                  -----------
                                                                  $ 5,437,388
LIABILITIES AND STOCKHOLDERS' EQUITY                              ===========

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                          $   509,919
   Due to affiliate                                                   836,496
   Dividend payable                                                     5,000
                                                                  -----------
   Total current liabilities                                        1,351,415
                                                                  -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                                         389
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                      500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                                       50
   Additional paid-in capital                                       5,273,344
   Accumulated deficit                                             (1,246,310)

   Unrealized holding gain on available-for-sale securities            63,000
                                                                  -----------
                                                                    4,090,973
   Less stock subscription receivable                                  (5,000)
                                                                  -----------
                                                                    4,085,973
                                                                  -----------
                                                                  $ 5,437,388
                                                                  ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Six Months Ended                    Three Months Ended
                                        September 30,                        September 30,
                                  1997               1996               1997               1996
                              -----------        -----------        -----------        -----------
NET SALES                     $ 4,420,652        $   975,845        $ 2,128,806        $   467,387
                              -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
   Cost of sales                2,057,965            491,731          1,004,502            238,892
   Selling, general and
     administrative             2,244,929            934,978          1,070,344            511,900
                              -----------        -----------        -----------        -----------
                                4,302,894          1,426,709          2,074,846            750,792
                              -----------        -----------        -----------        -----------

OPERATING INCOME/(LOSS)           117,758           (450,864)            53,960           (283,405)

INTEREST INCOME, net                8,719             29,101              1,781              8,289
                              -----------        -----------        -----------        -----------

EARNINGS/(LOSS) BEFORE
  INCOME TAX BENEFIT              126,477           (421,763)            55,741           (275,116)

INCOME TAX BENEFIT                (96,000)              --              (98,300)              --
                              -----------        -----------        -----------        -----------

NET EARNINGS/(LOSS)           $   222,477        $  (421,763)       $   154,041           (275,116)
                              ===========        ===========        ===========        ===========

NET EARNINGS/(LOSS)
PER SHARE                     $       .05        $      (.11)       $       .04        $      (.07)
                              ===========        ===========        ===========        ===========

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                 3,890,000          3,823,333          3,890,000          3,890,000
                              ===========        ===========        ===========        ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                      September  30,
                                                                 1997               1996
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   222,477        $  (421,763)
                                                             -----------        -----------
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
        Amortization and depreciation                            198,721            210,861
       Deferred income tax benefit                              (103,100)              --
       Changes in operating assets and liabilities:
           (Increase) in assets:
             Accounts receivable                                (324,480)          (182,170)
             Inventories                                        (755,428)          (265,200)
             Prepaid expenses and other current assets           (36,070)          (118,811)
             Other assets                                        (54,500)          (125,200)
           Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                413,753             79,178
            Due to affiliate                                    (243,923)            16,013
                                                             -----------        -----------
             Total adjustments                                  (905,027)          (385,329)
                                                             -----------        -----------
   Net cash used in operating activities                        (682,550)          (807,092)
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in investments                                         --             (873,326)
    Acquisition of furniture and fixtures                         (8,442)           (48,430)
    Investment in Superior Supplements, Inc.                        --             (100,000)
    Acquisition of intangible assets                                --              (23,528)
                                                             -----------        -----------
   Net cash used in investing activities                          (8,442)        (1,045,284)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                               (85,000)              --
                                                             -----------        -----------
    Net cash used in financing activities                        (85,000)              --
                                                             -----------        -----------

Net decrease in cash and cash equivalents                       (775,992)        (1,852,376)
                                                             -----------        -----------


CASH AND CASH EQUIVALENTS, beginning of period                   890,485          2,047,473
                                                             -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                     $   114,493        $   195,097
                                                             ===========        ===========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 1997


1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended September 30, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997. The results of operations for the six and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods at September 30, 1997 have been estimated using the gross profit method.

4.       Investment in Available-For-Sale Securities:

         In May 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. ("Superior") for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

         At September 30, 1997, available-for-sale securities consisted of the following:

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
                                      ==========       ==========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 1997
                                   (Continued)


5.       Income Taxes:

         At September 30, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $972,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at September 30, 1997:

         Net operating loss carryforward                            $ 390,000
         Unrealized holding gain on available-for-sale securities     (43,000)
         Intangible assets                                            155,000
         Other                                                         10,000
         Valuation allowance                                         (409,000)
                                                                    ---------
                                                                    $ 103,000
                                                                    =========


6.       Stockholders' Equity:

         a.       Net earnings/(loss) per share

         Net earnings/(loss) per share is computed by dividing the net earnings/(loss) available to common shareholders by the weighted average number of common shares and equivalents outstanding during the period. Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the six month period ended September 30, 1997 totaled $30,000.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 1997
                                   (Continued)




6.       Stockholders' Equity: (Continued)


         Net earnings (loss) available to common shareholders was computed as follows:

                                              Six Months Ended                    Three Months Ended
                                                September 30,                        September 30,
                                                 (Unaudited)                          (Unaudited)

                                            1997              1996               1997              1996
                                        -----------       -----------        -----------       -----------
Net earnings (loss)                     $   222,477       $  (421,763)       $   154,041       $  (275,116)
Dividends                                    30,000              --               15,000              --
                                        -----------       -----------        -----------       -----------
Earnings/loss available to common
 shareholders                           $   192,477       $  (421,763)       $   139,041       $  (275,116)
                                        -----------       -----------        -----------       -----------
Weighted average number
 of shares                                3,890,000         3,823,333          3,890,000         3,890,000
                                        -----------       -----------        -----------       -----------
Earnings (loss) per share               $       .05       $      (.11)       $       .04       $      (.07)
                                        ===========       ===========        ===========       ===========


7.      Commitments:

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's Common stock. Included in selling, general and administrative expenses is $250,000 of this license fee for the six months ended September 30, 1997.

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

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the six and three month periods ended September 30, 1997, derived primarily from convenience stores and drug chains, were approximately $4,421,000 and $2,129,000 respectively, as compared to $976,000 and $467,000 in the corresponding periods. The increase in sales is principally attributable to the Company entering into an Exclusive Supply and Licensing Agreement with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" and the exclusive right to distribute products bearing such names. Gross profit for the six and three month periods ended September 30, 1997 approximated $2,363,000 (53% of sales) and $1,124,000 (53% of sales) respectively, as compared to $484,000 (50% of sales) and $228,000 (49% of sales) in the corresponding periods in the prior year. The increase in gross profit is attributable to sales of "Max Brand" and "Heads Up" products which yield higher gross profits.

         Selling, general and administrative expenses approximated $2,245,000 and $1,070,000 for the six and three month periods ended September 30, 1997, respectively. As a percentage of sales, these amounts represent 51% and 50% respectively, as compared to 96% and 110% in the corresponding periods in the prior year. The overall decrease as a percentage of sales is attributable to sales growth exceeding increases in marketing costs incurred in connection with the Company entering into a marketing agreement with a non-affiliated pharmaceutical distributor (the "distributor") dated May 5, 1997. Pursuant to this Agreement, the distributor will market the Company's "Max Brand" and "Heads Up" products for a period of two years, renewable for successive periods of one year. The distributor earns a marketing fee equal to the difference between (i) the price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined.

         On March 24, 1997, the Company entered into an exclusive supply and marketing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's Common stock. Included in selling, general and administrative expenses is $250,000 of this license fee for the six months ended September 30, 1997.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources

         As of September 30, 1997, the Company had working capital of approximately $1,323,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $683,000, primarily due to increases in operating assets such as accounts receivable ($324,000), inventories ($755,000), prepaid expenses and other current assets ($36,000), and other assets ($55,000) and a decrease in due to affiliate ($244,000) offset by net earnings of approximately $222,000, an increase in accounts payable and accrued expenses ($414,000), an adjustment for deferred taxes ($103,000) and an adjustment for depreciation and amortization expense ($199,000).

         The statement also reflects cash used in investing activities of approximately $8,400 which reflects the acquisition of furniture and fixtures.

         Net cash used in financing activities approximated $85,000 representing payment of cash dividends ($85,000).

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


                                            COMPARE GENERIKS, INC.


Dated: November 12, 1997                    By:  /s/ Thomas A. Keith
                                                 -----------------------------
                                                 Thomas A. Keith
                                                 President and Chief
                                                 Executive Officer
                                                 Chief Financial Officer