Form 10QSB
period 1997-12-31
COMPARE GENERIKS INC
filed 1998-02-11
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1997

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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

                                      11788
                                   ----------
                                   (Zip Code)
                                   ----------

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

                                                  Yes   X        No
                                                       ----         ----

                  Class                       Outstanding at February 3, 1998
              ------------                    -------------------------------
              Common Stock                               3,890,000

                             COMPARE GENERIKS, INC.
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                       NINE MONTHS ENDED DECEMBER 31, 1997
                       -----------------------------------


                                TABLE OF CONTENTS
                                ------------------




PART I - FINANCIAL INFORMATION                                            Page
         ---------------------                                            ----

Item 1.     Financial Statements:
            ---------------------

            Balance sheet..................................................1

            Statements of operations.......................................2

            Statements of cash flows.......................................3

            Notes to financial statements................................4-6

Item 2.     Management's discussion and analysis
               of financial condition and results of
               operations................................................7-8



PART II - OTHER INFORMATION
          -----------------

Item 1.     Legal proceedings..............................................9

SIGNATURES................................................................10

                             COMPARE GENERIKS, INC.
                             ----------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                DECEMBER 31, 1997
                                -----------------

ASSETS
-------

CURRENT ASSETS:
   Cash and cash equivalents                                      $   281,928
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                           595,893
   Inventories                                                      3,121,969
   Prepaid expenses and other current assets                          151,447
   Deferred tax asset                                                  24,250
                                                                  -----------
   Total current assets                                             4,175,487
                                                                  -----------

PROPERTY AND EQUIPMENT, net                                            54,084
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                         1,256,000
INTANGIBLE ASSETS, net                                              1,007,016
DEFERRED TAX ASSET                                                     69,750
OTHER ASSETS                                                          250,000
                                                                  -----------
                                                                  $ 6,812,337
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $   664,695
   Due to affiliate                                                 2,015,713
   Dividend payable                                                    20,000
                                                                  -----------
   Total current liabilities                                        2,700,408
                                                                  -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                                         389
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                      500

   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                                       50
   Additional paid-in capital                                       5,273,344
   Accumulated deficit                                             (1,220,354)
   Unrealized holding gain on available-for-sale securities            63,000
                                                                  -----------

                                                                    4,116,929
   Less stock subscription receivable                                  (5,000)
                                                                  -----------
                                                                    4,111,929
                                                                  -----------
                                                                  $ 6,812,337
                                                                  ===========

                             COMPARE GENERIKS, INC.
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)



                                                     Nine Months Ended                   Three Months Ended
                                                     -----------------                   ------------------
                                                       December 31,                         December 31,
                                                       ------------                         ------------
                                                  1997              1996               1997              1996
                                                  ----              ----               ----              ----




NET SALES                                      $6,503,625         $1,414,749          $2,082,973       $  438,904
                                              -----------        -----------         -----------       ----------

COSTS AND EXPENSES:
   Cost of sales                                2,886,635            795,725             828,670          303,994
   Selling, general and
     administrative                             3,448,588           1,578,859          1,203,659          643,881
                                              -----------        -----------         -----------       ----------

                                                6,335,223          2,374,584           2,032,329          947,875
                                              -----------        -----------         -----------       ----------

OPERATING INCOME/(LOSS)                           168,402           (959,835)             50,644         (508,971)

INTEREST INCOME/(EXPENSE), net                      8,131             45,182                (588)          16,081
                                              -----------        -----------         -----------       ----------

EARNINGS/(LOSS) BEFORE
   PROVISION FOR INCOME TAXES                    176,533           (914,653)              50,056          (492,890)

(BENEFIT)/PROVISION FOR
    INCOME TAXES                                  (86,900)                -                9,100               -
                                              -----------        -----------         -----------       -----------

NET EARNINGS/(LOSS)                           $   263,433        $ (914,653)         $   40,956        $ (492,890)
                                              ===========        ===========         ==========        ==========


NET EARNINGS/(LOSS)
PER COMMON SHARE                              $       .06        $     (.25)        $      .01        $     (.13)
                                              ===========        ===========        ==========        ==========

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                                 3,890,000           3,845,636          3,890,000        3,890,000
                                               ==========         ===========          =========        =========


                             COMPARE GENERIKS, INC.
                             ----------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                      -----------------
                                                                         December 31,
                                                                         ------------
                                                                     1997           1996
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $   263,433    $  (914,653)
                                                                 -----------    -----------
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
        Amortization and depreciation                                297,427        335,766
       Deferred income tax benefit                                   (94,000)          --
       Changes in operating assets and liabilities:
           (Increase) in assets:
             Accounts receivable                                      11,056       (205,069)
             Inventories                                          (2,479,547)      (670,429)
             Prepaid expenses and other current assets                14,193        (47,019)
             Other assets                                            (31,500)       (98,500)
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                   568,529        677,245
            Due to affiliate                                         935,294       (210,699)
                                                                 -----------    -----------
             Total adjustments                                      (778,548)      (218,705)
                                                                 -----------    -----------
   Net cash used in operating activities                            (515,115)    (1,133,358)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                             (8,442)       (51,143)
    Investment in Superior Supplements, Inc.                            --         (100,000)
    Acquisition of intangible assets                                    --          (30,939)
                                                                 -----------    -----------
    Net cash used in investing activities                             (8,442)      (182,082)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                   (85,000)          --
                                                                 -----------    -----------
    Net cash used in financing activities                            (85,000)          --
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (608,557)    (1,315,440)
                                                                 -----------    -----------


CASH AND CASH EQUIVALENTS, beginning of period                       890,485      2,047,473
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                         $   281,928    $   732,033
                                                                 ===========    ===========

                             COMPARE GENERIKS, INC.
                             ----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------
                       NINE MONTHS ENDED DECEMBER 31, 1997
                       -----------------------------------


1.       Basis of Presentation:
         ----------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended December 31, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997. The results of operations for the nine and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.       Concentration of Credit Risk:
         -----------------------------

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

3.       Inventories:
         ------------

         Inventories, consisting principally of finished goods at December 31, 1997 have been estimated using the gross profit method.


4.       Investment in Available-For-Sale Securities:
         --------------------------------------------

         In May 1996, the Company acquired 500,000 shares of common stock of Superior Supplements, Inc. ("Superior") for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

         At December 31, 1997, available-for-sale securities consisted of the following:

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
                                    ==========      ==========

                             COMPARE GENERIKS, INC.
                             ----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------
                       NINE MONTHS ENDED DECEMBER 31, 1997
                       -----------------------------------
                                   (Continued)




5.       Income Taxes:
         -------------

         At December 31, 1997 the Company had net operating loss carryforwards ("NOLs") of approximately $863,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at December 31, 1997:

         Net operating loss carryforward                              $ 345,000
         Unrealized holding gain on available-for-sale securities       (43,000)
         Intangible assets                                              175,000
         Other                                                            7,000
         Valuation allowance                                           (390,000)
                                                                      ---------
                                                                      $  94,000
                                                                      =========


6.       Stockholders' Equity:
         ---------------------

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share". Earnings/(loss) per common share is computed by dividing net earnings/(loss) less dividends on Series B preferred shares by the weighted average number of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is anti-dilutive. The loss per share was retroactively restated to reflect FASB No. 128 for the nine and three month periods ended December 31, 1996.

          Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the nine month period ended December 31, 1997 totaled $45,000.

                             COMPARE GENERIKS, INC.
                             ----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------
                       NINE MONTHS ENDED DECEMBER 31, 1997
                       -----------------------------------
                                   (Continued)



6.       Stockholders' Equity: (Continued)
         ---------------------

         Net earnings (loss) available to common shareholders was computed as follows:

                                                  Nine Months Ended                      Three Months Ended
                                                  ------------------                     ------------------
                                                    December 31,                            December 31,
                                                    ------------                            ------------
                                                     (Unaudited)                             (Unaudited)
                                                     -----------                             -----------

                                               1997                    1996             1997                1996
                                               ----                    ----             ----                ----
Net earnings (loss)                         $  263,433           $  (914,653)        $    40,956         $ (492,890)
Dividends                                       45,000                45,000              15,000             15,000
                                            ----------           -----------         -----------         ----------
Earnings/loss available to common
 shareholders                               $  218,433           $  (959,653)        $    25,956         $ (507,890)
                                            ----------           ------------        -----------         -----------
Weighted average number
 of shares                                   3,890,000             3,845,636           3,890,000          3,890,000
                                            ----------           -----------         -----------         ----------
Earnings (loss) per common share            $      .06           $      (.25)        $       .01         $     (.13)
                                            ==========           ===========         ===========         ==========


7.      Commitments:
        ------------

         The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's Common stock. Included in selling, general and administrative expenses is $375,000 of this license fee for the nine months ended December 31, 1997.


         On May 5, 1997, the Company entered into a two year marketing agreement with a non-affiliated pharmaceutical distributor (the "distributor"), under which the distributor markets the Company's "Max Brand" and "Heads Up" products. As consideration for their services, the distributor earns a marketing fee equal to the difference between (i) the sales price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined. The marketing fee is payable monthly.

                             COMPARE GENERIKS, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Results of Operations
---------------------

         Net sales for the nine and three month periods ended December 31, 1997, derived primarily from convenience stores and drug chains were approximately $6,504,000 and $2,083,000 respectively, as compared to $1,415,000 and $439,000 in the corresponding periods. The increase in sales is principally attributable to the Company entering into an Exclusive Supply and Licensing Agreement with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" and the exclusive right to distribute products bearing such names. Gross profit for the nine and three month periods ended December 31, 1997 approximated $3,617,000 (56% of sales) and $1,254,000 (60% of sales) respectively, as compared to $619,000 (44% of sales) and $135,000 (31% of sales) in the corresponding periods in the prior year. The increase in gross profit is attributable to sales of "Max Brand" and "Heads Up" products which yield higher gross profits.

         Selling, general and administrative expenses approximated $3,449,000 and $1,204,000 for the nine and three month periods ended December 31, 1997, respectively. As a percentage of sales, these amounts represent 53% and 58% respectively, as compared to 112% and 147% in the corresponding periods of the prior year. The overall decrease as a percentage of sales is attributable to sales growth exceeding increased marketing costs incurred in connection with the Company entering into a marketing agreement with a non-affiliated pharmaceutical distributor (the "distributor") dated May 5, 1997. Pursuant to this Agreement, the distributor markets the Company's "Max Brand" and "Heads Up" products for a period of two years, renewable for successive periods of one year. The distributor earns a marketing fee equal to the difference between (i) the price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined.

         On March 24, 1997, the Company entered into an exclusive supply and marketing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTC's and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. Included in selling, general, and administrative expenses is $375,000 of this license fee for the nine months ended December 31, 1997.

Liquidity and Capital Resources
--------------------------------

         As of December 31, 1997, the Company had working capital of approximately $1,475,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $515,000, primarily due to increases in operating assets such as inventories ($2,480,000) and

                             COMPARE GENERIKS, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)



Liquidity and Capital Resources (continued)
-------------------------------------------

other assets ($32,000) offset by net earnings of approximately $263,000 and increases in operating payables such as accounts payable and accrued expenses ($569,000) and due to affiliate ($935,000), the deferred income tax benefit ($94,000) and an adjustment for depreciation and amortization expense ($297,000).

         The statement also reflects cash used in investing activities of approximately $8,400 which reflects the acquisition of property and equipment.

         Net cash used in financing activities approximated $85,000 representing payment of cash dividends.

         The Company expects to meet its cash requirements from operations and current cash reserves.

PART II - OTHER INFORMATION


         Item 1 - Legal Proceedings
                  -----------------

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMPARE GENERIKS, INC.




Dated:  February 6, 1998                       By:      /s/ Thomas A. Keith
                                                    --------------------------
                                                        Thomas A. Keith
                                                        President and Chief
                                                        Executive Officer
                                                        Chief Financial Officer