Form 10KSB40
period 1998-03-31
COMPARE GENERIKS INC
filed 1998-06-29
CIK 1005283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

                  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the fiscal year ended March 31, 1998


Commission File No. 0-27804

                             COMPARE GENERIKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    11-3289396
-------------------------------                ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

60 Davids Drive
Hauppauge, New York                                           11788
---------------------                                       ----------
(Address of Principal                                       (Zip Code)
 Executive Offices)

Registrant's telephone number, including area code: (800) 342-6555
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            -----

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $9,151,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 22, 1998, was approximately $6,341,000.

         Number of shares outstanding of the issuer's common stock, as of June 22, 1998 was 3,890,000.

                            See Page 23 for Exhibits

                                     PART 1

Item 1. BUSINESS
        --------

General
-------

         Compare Generiks, Inc., a Delaware corporation (the "Company" or "CGI"), is engaged in the distribution, marketing and sale of dietary supplements and OTC non-prescription pharmaceuticals ("OTCs"). The Company distributes its products under Company owned trademarks through direct sales to major wholesalers, particularly those that service convenience stores, drug stores, discount department stores, wholesale clubs, petroleum marketers, hospital gift shops and airport gift shops supported by a sophisticated broker network.

Products and Development
------------------------

         The Company develops and sells products for its own Energex Plus and Compare Generiks lines and distributes products in the Max Brand and HeadsUp lines. Its products include dietary supplements and OTCs. Each product category contains numerous different dosage sizes and various and unique combinations of ingredients. These product groups include Extra Strength Pain Reliever, Aspirin, Sinus Relief, Pseudo Relief, Antacid Relief, Advanced Pain Relief, Ex-Pain, Complete Allergy Relief, Stay Alert, Travel Ease, Multrum and Cough & Cold Relief.

         The Company markets its non-prescription products under its Compare Generiks, Max Brand and HeadsUp brand names. These products contain active ingredients which are identical to those contained in non-prescription products sold under national and regional brand names, private label brands, local and regional products sold by other national and regional direct mail markets. For instance, the Company's tablets and capsules are similar to Actifed(R), Tylenol Extra Strength(R), Advil(R), Tylenol Regular Strength(R), Bayer (325 mg)(R), Anacin(R), Tylenol Sinus Formula(R), Sudafed (30 mg)(R), Nyquil(R), Dayquil(R), Comtrex(R), Excedrin(R) and Benadryl(R).

         The Company only sells OTC products which have been proven to be generally recognized to be safe and effective for the intended uses. Proposed rules issued by the Food and Drug Administration have established, after an expanded review of all OTC products, those OTC drugs that will be generally recognized as safe and effective and not misbranded.

         For its sales of vitamins and nutritional supplements to retailers, the Company employs a multi-brand strategy and associated marketing efforts designed to access several different classes of trade. The Company's marketing strategy with respect to each of its brands is directed at the ultimate retail consumer, with an emphasis on the educated consumer. The Company provides a wide product selection for the consumer, attractive price points, clear and informative labeling, safety-conscious packaging and thoughtful shelf organization for easier product selection. The Company works closely with retailers to help them optimize the performance of their dietary supplement products and OTC pharmaceutical departments, including providing retailers with various types of merchandising assistance to maintain the inventory and appearance of the dietary supplement products and OTC pharmaceutical sections of their stores, sophisticated plan-o-grams which map out the shelf displays and shelf marketing strategies, point-of-sale displays and topical informational materials.

         The Company has expanded its vitamin and nutritional supplement line of products. The products introduced during fiscal year end March 31, 1998 include Joint Support, Pressur-Lo and Bright Eyes.

         The Company introduces new products in response to anticipated consumer trends. Product concepts are generally developed by the Company's management, key employees and consultants. Since the Company acquired the Energex Assets and the Compare Generiks Assets, the Company has not incurred any expenses which have been allocated to such research and development.

Manufacturing and Suppliers
---------------------------

         The Company has purchased essentially all of its products from PDK Labs Inc., a New York Corporation ("PDK"), pursuant to a Supply Agreement dated October 31, 1995, as amended, pursuant to an amendment dated as of December 13, 1996 (the "Supply Agreement'), and an Exclusive Supply and Licensing Agreement dated March 24, 1997, as amended, pursuant to an amendment dated as of April 1, 1998 (the "Licensing Agreement"). The Company purchases certain products in the Energex Plus and Compare Generiks product lines from PDK pursuant to the Supply Agreement at prices based on PDK's material cost plus a specified mark-up. The Company was granted an exclusive license to use the trademarks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names pursuant to the Licensing Agreement. The Company agreed to pay PDK an annual license fee for such rights, payable, at the option of the Company, either in cash or in shares of the Company's common stock. The Company intends to satisfy the license fee due for the most recently completed fiscal year in shares of common stock. PDK supplies the Company with certain products pursuant to the Licensing Agreement at prices specified in the Amendment to the Licensing Agreement dated April 1, 1998. In addition, in May 1996 the Company entered into an Exclusive Supply Agreement with a formerly affiliated third party pursuant to which the third party agreed to supply the Company with all of the Company's requirements for certain vitamin and nutritional supplements. Although the Company believes that other sources are available for such products, there can be no assurance that the Company would be able to replace these products, or obtain new suppliers, in the event the Company was no longer able to obtain products from PDK. Even if the Company is able to develop alternative product sources, there can be no assurance that it can do so without material delay or on a cost effective basis at prices similar to those paid to PDK. As a result, any interruption or discontinuance of supplies from PDK could result in considerable expense, delay the Company's operations and ability to deliver products, and have a material adverse effect on the Company.

Marketing and Advertising
-------------------------

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

         On May 5, 1997, the Company entered into a marketing agreement with a pharmaceutical distributor (the "Distributor"), pursuant to which the Distributor agreed to market the Company's "Max Brand" and "HeadsUp" products for a period of two years, renewable for successive periods of one year.

         On March 30, 1998, the Company terminated the marketing agreement with effect from April 30, 1998. See "Item 3 - Legal Proceedings."

Competition
-----------

         The market for dietary supplements and OTC pharmaceutical products is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged dietary supplement and OTC pharmaceutical industry selling products to retailers, such as mass merchandisers, drug store chains, independent drug stores and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company (although no implication is intended hereby regarding the Company's industry ranking in comparison to such competitors). Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. The Company's significant competitors include Perrigo Company and Rexall Sundown, Inc. both of whom have longer operating histories and materially greater financial and other resources than the Company.

         Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies because of its access to products, competitive pricing, quality of products, sales support and diverse product line.

Trademarks and Service Marks
----------------------------

         The trademarks Energex Plus and Compare Generiks and an application for a mechanical patent for the Compare Generiks tablet display and dispenser are the property of the Company and have been assigned to the Company by PDK. The trademarks have been registered and a patent application filed with the United States Patent and Trademark Office ("PTO"). The trademarks Max Brand and HeadsUp have been licensed to the Company by PDK under an exclusive supply and licensing agreement (the "Licensing Agreement"). In consideration for this Licensing Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock and the Company intends to satisfy the license fee due during the 1998 fiscal year in shares. To the Company's knowledge, the Company has the common law right to use such trademarks on, and the mechanical patent with, its products and in the marketing of its services. The Company has retained trademark counsel and a patent agent and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Management and Employees
------------------------

         As of June 18, 1998, the Company employed a total of four (4) employees on a full time basis (two (2) employees in sales and marketing and two (2) people in administration and finances).

         The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Government Regulation
---------------------

         The Company's products and/or its business operations are subject to regulation by one or more federal agencies, including the Federal Trade Commission ("FTC"), the United States Food and Drug Administration ("FDA"), the Consumer Product Safety Commission and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

         In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. The new law also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It provides a set of different label requirements for ingredient content information, and directs the FDA to publish new label regulations for supplements with a mandatory effective date, as extended, of March 23, 1999. It makes no modifications on the requirements and proscriptions regarding health claims for dietary supplements. The new law also introduced the concept of good manufacturing practices to the manufacture of dietary supplements. At this time, it would be premature to predict its overall impact on the dietary supplement industry.

         Several of the raw materials contained in products marketed by the Company are categorized as List I Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List I Chemicals.

         The FDA proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are marketed and sold by the Company from the over-the-counter market. During this past year several states have already taken action on an individual state by state basis, to restrict, in some fashion, the sale of ephedrine, pseudoephedrine, and/or phenylpropanolamine ("PPA") containing products.

         The Drug Enforcement Administration (the "DEA") has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Previously, the restrictions were limited to certain ephedrine products. The restrictions on pseudoephedrine and PPA became effective in October 1997 and DEA registration requirements are now effective. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. There are certain registration exemptions in place for retail stores. The Company has applied for its own registration with the DEA. That registration remains pending and the Company continues to operate under an exemption. Should the DEA ultimately deny the Company's registration, it would no longer be permitted to distribute these products. The Company's customers who have not applied for such registration or have been rejected, can no longer market the Company's products containing the three ingredients in question.

         On March 10, 1998, the Company was notified by PDK Labs Inc. ("PDK"), which company supplies the Company with certain products containing a List 1 Chemical, that the Drug Enforcement Administration ("DEA") advised counsel to PDK that the DEA will not sign at this time a letter of non-objection requested by PDK relating to the intended importation by PDK of a List 1 Chemical. The Company has been advised that PDK's counsel has had a meeting with the DEA and PDK is attempting to take such steps as are necessary to obtain the letter of non-objection. Without the non-objection letter, PDK will be unable to import the List 1 Chemical. PDK has advised the Company that it is continuing to obtain products domestically and that PDK currently maintains approximately nine months worth of inventory at the current sales levels. In the event that PDK is unable to continue to supply the Company with its product needs, the Company will seek to obtain such products from other suppliers. Sales of products containing this List 1 Chemical were approximately $5,852,000 (representing 64% of the Company's net sales) for the year ended March 31, 1998.

Conflict of Interests
---------------------

         At present, PDK supplies essentially all of the Company's products as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels. The Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, a member of PDK's Board of Directors, Thomas A. Keith, is also the President, Chief Executive Officer, Chief Financial Officer and a Director of the Company. Because of PDK's role as a significant supplier to the Company and as a holder of 5.3% of the Company's voting securities, certain conflicts of interest may occur between the Company and PDK. In such instances, members of the Board of Directors who are also members of the PDK Board of Directors may be precluded from participating in corporate decisions. Although the Board of Directors of the Company has not adopted any written policy on this matter, the Delaware Corporation Law contains specific provisions governing such conflicts.

Liability Insurance
-------------------

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

Item 2. PROPERTIES.
        -----------

         The Company leases its 10,000 square foot executive offices, distribution center and warehouse space at 60 Davids Drive, Hauppauge, NY 11788 from PDK on a month-to-month basis at a monthly rent of $5,000. In the judgment of management, the lease with PDK reflects a rent at current fair market value.

Item 3. LEGAL PROCEEDINGS
        -----------------

         Except as set forth below, there is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

         On or about April 22, 1998, Body Dynamics, Inc. ("BDI") instituted a litigation entitled Body Dynamics, Inc. v. PDK Labs Inc. and Compare Generiks, Inc., U.S.D.C. E.D. NY. against the Company, alleging, among other things, that the Company breached a contract under which BDI was to market, for a fee, certain of the Company's products. The complaint is somewhat imprecise with respect to the damages BDI seeks from the Company; the only specific demands against the Company are in the aggregate amount of $490,000. The Company has answered the complaint, and the Company believes it has adequate defenses and substantive counterclaims and it intendsto vigorously defend against the claims. There has been no discovery taken in this action.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

         There have been no matters which have been submitted to a vote of the Company's securityholders.

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -------------------------------------------------------------
        MATTERS.
        --------

         The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on March 6, 1996 in the form of Units each consisting of two (2) shares of Common Stock and one (1) Class A Warrant. The Common Stock and Class A Warrants are regularly quoted and traded on the NASDAQ SmallCap Market under the symbols COGE and COGEW. The Units were regularly quoted and traded on the NASDAQ SmallCap Market under the symbol COGEU through September 1997.

         The following table indicates the high and low bid prices for the Company's Units, Common Stock and Class A Warrants for the period up to March 31, 1998 based upon information supplied by the NASDAQ SmallCap Market. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units
-----
                  1997 Fiscal Year                            Quoted Bid Price
                  ----------------                            ----------------
                                                              High         Low
                                                              ----         ---
                  First Quarter                               23           18
                  Second Quarter                              12           12
                  Third Quarter                               DID NOT TRADE
                  Fourth Quarter                              DID NOT TRADE

                  1998 Fiscal Year                            Quoted Bid Price
                  ----------------                            ----------------
                                                              High         Low
                                                              ----         ---
                  First Quarter                               DID NOT TRADE
                  Second Quarter                              DID NOT TRADE
                  Third Quarter                               DID NOT TRADE
                  Fourth Quarter                              DID NOT TRADE


Common
Stock
-----

                  1997 Fiscal Year                            Quoted Bid Price
                  ----------------                            ----------------
                                                              High       Low
                                                              ----       ---
                  First Quarter                               10         6
                  Second Quarter                              8 1/8      4
                  Third Quarter                               7 3/4      5
                  Fourth Quarter                              6 3/8      4 1/8

                  1998 Fiscal Year                            Quoted Bid Price
                  ----------------                            ----------------
                                                              High       Low
                                                              ----       ---
                  First Quarter                               4 1/2      2 9/16
                  Second Quarter                              5 1/4      3 3/8
                  Third Quarter                               4 9/16     3 1/4
                  Fourth Quarter                              3 11/16    1 7/8

Class A
Warrants
--------

                  1997 Fiscal Year                            Quoted Bid Price
                  ----------------                            ----------------
                                                              High       Low
                                                              ----       ---
                  First Quarter                               6 1/4      3 1/2
                  Second Quarter                              4 3/4      1 15/16
                  Third Quarter                               3 11/16    1 3/4
                  Fourth Quarter                              2 13/16    1 1/2

                  1998 Fiscal Year                            Quoted Bid Price
                  ----------------                            ----------------
                                                              High       Low
                                                              ----       ---
                  First Quarter                               1 7/8      15/16
                  Second Quarter                              1 7/16     3/4
                  Third Quarter                               3 13/16    3/8
                  Fourth Quarter                              3/4        1/8

         On June 22, 1998 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $1.63. On June 22, 1998 the closing price for the Class A Warrants reported on the NASDAQ SmallCap Market was $0.19. The Units did not trade. On June 22, 1998 there were 71 holders of record of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------

Results of Operations
---------------------

         Fiscal Year 1998 compared to Fiscal Year 1997

         Net sales for the fiscal year ended 1998 were approximately $9,151,000 as compared to net sales in 1997 of $2,290,000. The increase in sales is principally attributable to the Company entering into an Exclusive Supply and Licensing Agreement (the "Exclusive Agreement") with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks 'Max Brand" and "Heads UP" and the exclusive right to distribute products bearing such names. Gross profit amounted to $4,794,000 (52% of sales) in 1998 as compared to $815,000 (36% of sales) in 1997. The increase in gross profit is attributable to sales of "Max Brand" and "Heads Up" products which yield higher gross profits.

         Selling, general and administrative expenses were $4,564,000 in 1998 and $2,077,000 in 1997. As a percentage of sales, selling, general and administrative expenses were 50% in 1998 and 91% in 1997. The overall decrease as a percentage of sales is attributable to sales growth exceeding increases in marketing costs incurred in connection with the Company entering into a marketing agreement with a non-affiliated pharmaceutical distributor (the "distributor") dated May 5, 1997. Pursuant to this agreement, the distributor marketed the Company's "Max Brand" and "Heads Up" products. The distributor earned a marketing fee equal to the difference between (i) the sales price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined. Effective April 30, 1998, the Company terminated its agreement with this distributor.

         During the fiscal year ended 1998, the Company recorded a charge to operations of $734,000 for a loss on impairment of marketable securities. This represents a decline in the value of an investment in marketable securities that, in the opinion of the Company's management, was considered to be other than temporary.

         Net loss for the fiscal year ended 1998 was $410,000, as compared to net loss in 1997 of $1,165,000. The decrease in the loss reflects the increased sales and gross profit, offset by the loss or impairment on marketable securities.

         On March 24, 1997, the Company entered into the Exclusive Agreement with PDK. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK payable, at the option of the Company, either in cash or in shares of the Company's common stock. Included in selling, general, and administrative expenses is $500,000 for the fiscal year ended 1998. The Company intends to satisfy the $500,000 license fee obligation for the fiscal year ended March 31, 1998 with the issuance of approximately 311,000 shares of its common stock.

         In April 1998, the Company amended its exclusive supply agreement with PDK covering the purchases in the "Max Brand" and "Heads Up" product ranges. The amendment contains changes to the payment provision on these products.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the costs of addressing this problem will not materially affect the financial position of the Company.

         Management believes that inflation did not have a material effect on operations or financial condition in 1998 and 1997. Management also believes that its business is not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

         Fiscal Year 1997 compared to Fiscal Year 1996

         Net sales for the fiscal year ended 1997, derived primarily from convenience stores and drug store chains, were approximately $2,290,000. Net sales for the period April 25, 1995 (inception) to March 31, 1996 (the "Development Stage") approximated $546,000. The gross profit on these sales was approximately $815,000 (36% of sales) and $291,000 (53% of sales), respectively. The changes in gross profit is primarily attributable to the mix of sales. Sales for the Energex product line approximated 42% of total sales during the Development Stage as compared to 19% of total sales for the year ended March 31, 1997.

         Selling, general and administrative expenses approximated $2,077,000 (91% of sales) for fiscal year 1997. For the period April 25, 1995 (inception) to March 31, 1996, selling, general and administrative expenses were approximately $491,000 (90% of sales). The Company increased attendance at trade shows, placed radio advertisements and trade publications throughout the nation, and has implemented marketing campaigns targeting convenience store chains for the placement of product displays.

         The Company realized losses of approximately ($1,165,000) and ($214,000) for the fiscal year ended 1997 and 1996, respectively. The losses are principally attributable to the amortization of intangible assets on a straight line basis, the implementation of marketing campaigns geared toward product placement and advertising costs.

         On May 31, 1996, the Company entered into a three year supply agreement with Superior Supplements, Inc. ("SSI"), which provides for SSI to supply the Company with vitamins in bulk tablet form (other than any vitamins sold under the 'Energex" trademark or as part of the "Energex" product line) at a price equal to SSI's cost plus 15 percent.

In December 1996, the Company amended its Supply Agreement ("Amended Agreement") with PDK Labs, Inc. ("PDK"). The Amended Agreement provides for PDK to supply the Company with certain products at prices based on PDK's material cost, plus a specified mark-up.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 1998, the Company had working capital of approximately $2,198,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately , primarily due to a net loss of approximately ($410,000) and increases in operating assets such as accounts receivable ($501,000), inventories ($1,171,000) and an adjustment for deferred income tax benefit ($94,000) offset by a decrease in accounts payable and accrued expenses ($102,000), a decrease in other assets ($64,000), a loss on impairment of marketable securities ($734,000), a non-cash license fee ($500,000), and an adjustment for amortization and depreciation expenses of ($324,000).

         The statement also reflects cash used in investing activities of approximately $23,000 which reflects the acquisition of property and equipment.

         Net cash used in financing activities approximated $85,000 representing payments of cash dividends.

         The Company expects to meet its cash requirements from operations and current cash reserves.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
        --------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------

         None.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT
         -------------------------------------------------------------------


Name                      Age          Position(s) with the Company

Thomas A. Keith            37            President, Chief Executive Officer,
                                         Chief Financial Officer and Director

Dr. Daniel Durchslag       53            Director

Theresa Giove              40            Director

Background of Executive Officers and Directors

Thomas A. Keith has been a Director of the Company since May 21, 1997 and the President of the Company since October 31, 1995. Prior to joining the Company, from December 1990 to October 1995, Mr. Keith was Vice President of Sales & Marketing of PDK Labs Inc., a company which is engaged in the manufacture and distribution of nutritional supplements, vitamins and OTCs. Mr. Keith will continue to devote substantially all of his business time to the Company. In addition, Mr. Keith has been a Director of Futurebiotics, Inc., a majority-owned subsidiary of PDK Labs Inc. since December 2, 1997 and he has been a Director of PDK Labs Inc. since March 11, 1998.

Dr. Daniel Durchslag, DDS. has been a Director of the Company since October 2, 1995 and has practiced General Cosmetic and Sports Dentistry in Beverly Hills, California since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago College of Dental Surgery. In addition, he has been a director of Futurebiotics, Inc. since December 2, 1997.

Theresa Giove has been a Director of the Company since December 1, 1997 and has been engaged in the practice of psychotherapy since 1990. From 1989 to 1991, she was a Director of the Adolescent Wellness Center at North Shore University Hospital. She is on the faculty at Adelphi University where she is a professor in the Graduate Social Work Department. Ms. Giove has a B.S. degree from New York Institute of Technology and a M.B.A. degree in Professional Studies, Clinical Counseling from New York Institute of Technology. She also received a M.B.A. degree in Social Work from Adelphi University. She is currently working toward her Ph.D. in Social Psychology from Union Institute.

There are no family relationships between the officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Executive Compensation
----------------------

SUMMARY COMPENSATION TABLE
--------------------------


                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------

                                                                                                       Long Term Compensation
                                                                                                -----------------------------------
                                                               Annual Compensation                Awards                Payouts
                                                         --------------------------------------------------------------------------

      (a)                           (b)        (c)            (d)        (e)           (f)        (g)           (h)        (i)
                                                                                    Restricted                 LTIP     All Other
    Name and                                                         Other Annual     Stock     Options/      Payouts  Compensation
Principal Position                 Year      Salary($)     Bonus($) Compensation($)   Award($)   SARS(#)        ($)        ($)
-----------------------------------------------------------------------------------------------------------------------------------
Thomas A. Keith, CEO               1998      $155,000      $75,000        $-0-          -0-        -0-          -0-       $-0-
                                   1997      $135,000      $57,000        $-0-          -0-        -0-          -0-       $-0-
                                   1996      $ 57,000      $-0-           $-0-          -0-      100,000        -0-       $-0-

                        Aggregated Option/SAR Exercises -
                        ---------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------



----------------------------------------------------------------------------------------------------------------------------
       (a)                (b)             (c)                       (d)                                 (e)
                        Shares                             Number of Securities          Value of Unexercised in the Money
                      Acquired on        Value            Underlying Unexercised                Options/SARs at the
       Name          Exercise (#)       Realized $      Options/SARS at FY-End (#)                     FY-End ($)
       ----          ------------       ----------      --------------------------                     ----------

                                                       Exercisable     Unexercisable      Exercisable       Unexercisable
                                                       -----------     -------------      -----------       -------------

Thomas A. Keith            0               0             100,000          100,000             $-0-               -0-

Employment Agreements
---------------------

         In October, 1995, the Company entered into a one (1) year employment agreement with Thomas A. Keith, pursuant to which Mr. Keith serves as the Company's President. The agreement provides for Mr. Keith to receive a salary of $135,000 per annum. In addition, Mr. Keith has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company , and (ii) only at a time when Mr. Keith is employed by the Company. The agreement can be terminated by the Company, with or without cause, upon ninety (90) days' notice and contains prohibitions on the disclosure of confidential information and covenants not to compete with the Company which survive any such termination. In October, 1996, the Company entered into an amended agreement to Mr. Keith's employment agreement, pursuant to which Mr. Keith's term of employment was extended for a further year. The Company does not currently have an employment agreement with Mr. Keith.

Stock Option Plans
------------------

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

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1995 Plan is initially 2,000,000 shares, of which 100,000 shares have been granted as an option to the Company's Chief Executive Officer. Shares issuable under the 1995 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         The 1995 Plan is administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1995 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         ----------------------------------------
         OWNERS AND MANAGEMENT
         ---------------------

         The following table sets forth information, as of June 22, 1998 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii) the directors and officers of the Company as a group:

---------------------------------------------------------------------------------------------------------------
                                 Shares of Common    Percentage (%) of                        Percentage (%)
Name and Address of Beneficial   Stock Owned         Common Stock        Shares of            of Total
Owner (1)                                                                Preferred Stock      Combined Vote
---------------------------------------------------------------------------------------------------------------
Walpac, Inc.(2) (3)                     0.0                 0.0               5,000,000            53.2
---------------------------------------------------------------------------------------------------------------
Delsin Investments, Ltd.(3)             0.0                 0.0               5,000,000            53.2
---------------------------------------------------------------------------------------------------------------
PDK Labs Inc.(4)                        0.0                 0.0                500,000              5.3
---------------------------------------------------------------------------------------------------------------
Daniel Durchslag(5)                     0.0                 0.0                  0.0                0.0
---------------------------------------------------------------------------------------------------------------
Theresa Giove(5)                        0.0                 0.0                  0.0                0.0
---------------------------------------------------------------------------------------------------------------
Thomas A. Keith(5)                    100,000(6)            2.5                  0.0                1.1
---------------------------------------------------------------------------------------------------------------
All officers and  directors as
a group (three (3) persons)           100,000               2.5                  0.0                1.1
---------------------------------------------------------------------------------------------------------------


(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (b1) to Item 403 of Regulation S-B of The Securities Exchange Act.

(2) The address of Walpac, Inc. is P.O. Box 743, Suites 41/42, Victoria House, 26 Main Street, Gibraltar.

(3) The Company has been advised that Delsin Investments, Ltd. is the sole shareholder of Walpac, Inc. The address of Delsin Investments, Ltd. is P.O. Box 743, Suites 41/42, Victoria House, 26 Main Street, Gibraltar.

(4)      The address of PDK Labs Inc., is 145 Ricefield Lane, Hauppauge, NY
         11788.

(5) The address of each stockholder shown above is c/o Compare Generiks, Inc., 60 Davids Drive, Hauppauge, NY 11788.

(6) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company issued pursuant to Mr. Keith's employment agreement. Does not include 500,000 shares of Preferred Stock owned by PDK Labs Inc. Mr. Keith is a director of PDK Labs Inc. and disclaims beneficial ownership of shares owned by PDK Labs Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee to PDK payable, at the option of the Company, either in cash or in shares of the Company's common stock. The license fee due during the most recently completed fiscal year will be paid in shares. On April 1, 1998, the Company amended its exclusive supply and licensing agreement with PDK, which amendment provided for PDK to supply the Company with products at prices specified in the amendment and prohibited the Company from supplying certain products to convenience stores.

         Since November 1997, the Company has leased 10,000 square feet of executive offices, a distribution center and warehouse space at 60 Davids Drive, Hauppauge, NY 11788 from PDK on a month-to-month basis at a monthly rent of $5,000.

                                     PART IV
                                     -------

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)(1) Financial Statements.

         The following financial statements are included in Part II, Item 7:


Report of Independent Certified Public Accountants                    F-1

Balance sheet as of March 31, 1998                                    F-2

Statements of operations for the years ended March 31, 1998
and March 31, 1997                                                    F-3

Statements of stockholders' equity for the years ended
March 31, 1998 and March 31, 1997                                     F-4

Statements of cash flows for the years ended March 31, 1998
and March 31, 1997                                                    F-5

Notes to financial statements                                         F-6 - F-13

                         INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Compare Generiks, Inc.

     Report of independent certified public accountants                  F-1

     Balance sheet as of March 31, 1998                                  F-2

     Statements of operations for the years
       ended March 31, 1998 and 1997                                     F-3

     Statement of stockholders' equity for the
       years ended March 31, 1998 and 1997                               F-4

     Statements of cash flows for the years
       ended March 31, 1998 and 1997                                     F-5

     Notes to financial statements                                   F-6 - F-13

                          Independent Auditors' Report


Board of Directors and Stockholders
Compare Generiks, Inc.
Hauppauge, New York

We have audited the balance sheet of Compare Generiks, Inc. as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compare Generiks, Inc. as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.






                                         HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
May 5, 1998

                             COMPARE GENERIKS, INC.

                                 BALANCE SHEET

                                 MARCH 31, 1998

           ASSETS
           ------

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $      107,334
   Accounts receivable, net of $10,000 allowance for doubtful accounts                                 1,107,760
   Inventories                                                                                         1,813,506
   Prepaid expenses and other current assets                                                             185,339
   Deferred income tax asset (Note 6)                                                                     94,000
                                                                                                  --------------
       Total current assets                                                                            3,307,939

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (Note 3)                                                     459,000

PROPERTY AND EQUIPMENT (Note 4)                                                                           65,144

INTANGIBLE ASSETS, net (Note 5)                                                                          912,068

OTHER ASSETS                                                                                             226,000
                                                                                                  --------------
                                                                                                  $    4,970,151
                                                                                                  ==============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $    1,074,497
   Dividends payable (Note 7)                                                                             35,000
                                                                                                  --------------
       Total current liabilities                                                                       1,109,497
                                                                                                  --------------
LICENSE FEE PAYABLE (Note 11)                                                                            500,000

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY: (Note 7)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 3,890,000 issued and outstanding                                                                389
   Preferred stock - Class A - $.0001 par value; liquidation
     preference of $100,000; authorized 10,000,000 shares;
     5,000,000 issued and outstanding                                                                        500
   Preferred stock - Class B - $.0001 par value; liquidation
     preference of $500,000; authorized 10,000,000 shares;
     500,000 issued and outstanding                                                                           50
   Additional paid-in capital                                                                          5,273,344
   Deficit                                                                                            (1,908,629)
                                                                                                  --------------
                                                                                                       3,365,654
   Less stock subscription receivable                                                                     (5,000)
                                                                                                  --------------
                                                                                                       3,360,654
                                                                                                  --------------
                                                                                                  $    4,970,151
                                                                                                  ==============


                       See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF OPERATIONS







                                                                                          Years Ended
                                                                                           March 31,
                                                                            ------------------------------------
                                                                                 1998                   1997
                                                                                 ----                   ----

REVENUE (Note 12)                                                           $    9,150,739        $    2,289,629
                                                                            --------------        --------------

COSTS AND EXPENSES:  (Notes 4, 5, 9 and 11)
   Cost of sales                                                                 4,357,209             1,474,609
   Selling, general and administrative                                           4,564,277             2,077,219
                                                                            --------------        --------------

                                                                                 8,921,386             3,551,828
                                                                            --------------        --------------

OPERATING INCOME (LOSS)                                                            229,353            (1,262,199)
                                                                            --------------        --------------

OTHER INCOME (EXPENSE):
   Loss on impairment of marketable securities (Note 3)                           (734,000)                   -
   Interest expense                                                                 (1,577)               (1,628)
   Interest income                                                                   9,382                56,217
                                                                            --------------        --------------

                                                                                  (726,195)               54,589
                                                                            --------------        --------------

LOSS BEFORE INCOME TAX BENEFIT                                                    (496,842)           (1,207,610)

INCOME TAX BENEFIT (Note 6)                                                         87,000                43,000
                                                                            --------------        --------------

NET LOSS                                                                        $ (409,842)       $   (1,164,610)
                                                                                ==========        ==============

NET LOSS PER SHARE (Note 7)                                                       $(.12)                $(.32)
                                                                                  =====                 =====

WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING (Note 7)                                                    3,890,000             3,856,667
                                                                              ============             =========





                       See notes to financial statements

                             COMPARE GENERIKS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                      YEARS ENDED MARCH 31, 1998 AND 1997
                                (Notes 3 and 7)






                                                              Preferred Stock      Preferred Stock
                                          Common Stock            Class A              Class B
                                        25,000,000 Shares    10,000,000 Shares    10,000,000 Shares
                                        $.0001 Par Value     $.0001 Par Value     $.0001 Par Value
                                      --------------------   ------------------  ------------------       Additional
                                                     Par                    Par                 Par        Paid-in
                                        Shares      Value     Shares      Value   Shares      Value        Capital         Deficit
                                        ------      -----     ------      -----   ------      -----        -------         -------
Total

Balance, March 31, 1996                3,690,000   $ 369     5,000,000   $500     500,000     $50    $ 4,223,364     $   (214,177)

Issuance of stock in connection
   with Subscription Agreement           200,000      20            -      -           -       -       1,049,980               -
Dividends                                     -       -             -      -           -       -              -           (60,000)
Unrealized gain on investment
   available-for-sale                         -       -             -      -           -       -              -                -
Net loss                                      -       -             -      -           -       -              -        (1,164,610)
                                      ----------   -----    ----------   ----     -------     ---    -----------     ------------

Balance, March 31, 1997                3,890,000     389     5,000,000    500     500,000      50      5,273,344       (1,438,787)

Dividends                                     -       -             -      -           -       -              -           (60,000)
Realized loss on investment
   available-for-sale securities              -       -             -      -           -       -              -                -
Net loss                                      -       -             -      -           -       -              -          (409,842)
                                      ----------   -----    ----------   ----     -------     ---    -----------     ------------

Balance, March 31, 1998                3,890,000   $ 389     5,000,000   $500     500,000     $50    $ 5,273,344     $ (1,908,629)
                                      ==========   =====    ==========   ====     =======     ===    ===========     ============


                      YEARS ENDED MARCH 31, 1998 AND 1997
                                (Notes 3 and 7)



                                      Unrealized
                                       Holding
                                       Gain on
                                      Available-
                                       for-Sale    Subscription
                                       Securities   Receivable       Total
                                       ----------   ------------ --------------
Total

Balance, March 31, 1996               $     -        $(5,000)    $  4,005,106

Issuance of stock in connection
   with Subscription Agreement              -             -         1,050,000
Dividends                                   -             -           (60,000)
Unrealized gain on investment
   available-for-sale                   63,000            -            63,000
Net loss                                    -             -        (1,164,610)
                                      --------       -------     ------------

Balance, March 31, 1997                 63,000        (5,000)       3,893,496


Dividends                                   -             -           (60,000)
Realized loss on investment
   available-for-sale securities       (63,000)           -           (63,000)
Net loss                                    -             -          (409,842)
                                      --------       -------     ------------

Balance, March 31, 1998               $     -        $(5,000)    $  3,360,654
                                      ========       =======     ============




                       See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                          Years Ended
                                                                                           March 31,
                                                                            ------------------------------------
                                                                                  1998                  1997
                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $     (409,842)       $   (1,164,610)
                                                                            --------------        --------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                               324,357               388,085
       Non-cash license fee                                                        500,000                    -
       Loss on impairment of marketable securities                                 734,000                    -
       Deferred tax benefit                                                        (94,000)              (43,000)
       Changes in operating assets and liabilities:
         Increase in assets:
           Accounts receivable                                                    (500,811)             (371,653)
           Inventories                                                          (1,171,084)             (480,019)
           Prepaid expenses and other current assets                               (19,699)               (7,685)
           Other assets                                                             63,706              (144,500)
         (Decrease) increase in liabilities:
           Accounts payable and accrued expenses                                  (102,088)              856,216
                                                                            --------------        --------------
       Total adjustments                                                          (265,619)              197,444
                                                                            --------------        --------------
       Net cash used in operating activities                                      (675,461)             (967,166)
                                                                            --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of investment in available-for-sale securities                           -               (100,000)
   Acquisition of property and equipment                                           (22,690)              (52,769)
   Acquisition of intangible assets                                                     -                (37,053)
                                                                            --------------        --------------
       Net cash used in investing activities                                       (22,690)             (189,822)
                                                                            --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                  (85,000)                    -
                                                                            --------------        --------------
     Net cash used in financing activities                                         (85,000)                    -
                                                                            --------------        --------------

Net decrease in cash and cash equivalents                                         (783,151)           (1,156,988)

CASH AND CASH EQUIVALENTS, beginning of year                                       890,485             2,047,473
                                                                            --------------        --------------

CASH AND CASH EQUIVALENTS, end of year                                      $      107,334        $      890,485
                                                                            ==============        ==============




                       See notes to financial statements

                             COMPARE GENERIKS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED MARCH 31, 1998 AND 1997




1.     Organization and Nature of Operations:

       Compare Generiks, Inc., a Delaware Corporation (the "Company") is engaged in the distribution, marketing and sale of dietary supplements and over-the-counter nonprescription pharmaceuticals.

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

          Intangible assets are amortized using the straight-line method over the following periods:

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

       e. Marketable securities

          Available-for-sale securities are carried at fair value with the unrealized holding gain (loss), net of deferred income taxes, included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis for the security.

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

       h. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs approximated $171,000 and $202,000 for the years ended March 31, 1998 and 1997, respectively.

       i. Stock-based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

       j. New standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

          Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

       k. Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform with the classifications used in 1998.

3.     Investment in Available-For-Sale Securities:

       At March 31, 1998, investment in available-for-sale securities consisted of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

       During the fourth quarter of fiscal 1998, there was a decline in the market value of the common stock of Superior which, in the opinion of the Company's management, is considered to be other than temporary. Accordingly, the investment was written down to its estimated realizable value. The Company recorded a charge to operations of $734,000 for this impairment.

4.     Property and Equipment:

       Property and equipment, at cost, consist of the following at March 31, 1998:

       Machinery and equipment                             $  37,797
       Furniture and fixtures                                 24,229
       Leasehold improvements                                 17,456
                                                           ---------
                                                              79,482
       Less accumulated depreciation and amortization         14,338
                                                           ---------
                                                           $  65,144
                                                           =========
       Depreciation expense for the years ended March 31, 1998 and 1997 approximated $9,700 and $4,600, respectively.

5.     Intangible Assets:

       Intangible assets consist of the following at March 31, 1998:

       Customer lists                                   $   1,350,000
       Covenant not to compete                                 41,667
       Patents and trademarks                                  74,320
       Goodwill                                               176,242
       Other                                                   30,000
                                                       --------------
                                                            1,672,229
       Less accumulated amortization                          751,161
                                                       --------------
                                                        $     921,068
                                                       ==============
       Amortization expense for the years ended March 31, 1998 and 1997 approximated $314,700 and $383,700.

6.     Income Taxes:

       The provision (benefit) for income taxes consists of the following:
                                                      Years Ended
                                                       March 31,
                                           ------------------------------
                                              1998                  1997
       Current:
         Federal                           $      -               $     -
         State                                 7,000                    -
                                           ---------              -------
                                               7,000                    -
                                           ---------              -------
       Deferred:
         Federal                              (9,000)                   -
         State                               (85,000)                   -
                                           ---------              -------
                                             (94,000)                   -
                                           =========              =======

                                           $ (87,000)             $     -
                                           =========              =======

          At March 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $680,000 available to offset against future Federal income tax liabilities.

       Net deferred income tax asset (liability) is composed of the following at March 31, 1998:

       Net operating loss carryforward                        $    247,000
       Investment in available-for sale securities                 251,000
       Intangible assets                                           178,000
       Other                                                       (20,000)
       Valuation allowance                                        (562,000)
                                                              ------------

                                                              $     94,000

       The valuation allowance increased by $12,000 during the year ended March 31, 1998.

          The Company's effective tax rate for the years ended 1998 and 1997 differs from the Federal Statutory regular tax rate, principally as a result of adjustments to the valuation allowance for the net deferred tax asset.

7.     Stockholders' Equity:

       a. Capitalization

          Pursuant to an amendment of the Company's certificate of incorporation, the Company has authorized shares of common stock of 25,000,000, Series A Preferred Shares to 10,000,000 and authorized 10,000,000 shares of Series B Preferred Shares. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

          The Series A Preferred Shares rank senior to all common stock, do not have any right to the payment of any dividend, and in the event of any voluntary or involuntary liquidation of the Company each share shall have a liquidation preference of $.02.

          The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share and is callable by the Company after one year from the date of issuance. The Series B Preferred Stock ranks senior to all series of preferred and common stock. In the event of any voluntary or involuntary liquidation of the Company each share shall have a liquidation preference of $1.00. The Series B Preferred Stock is held by PDK Labs Inc. ("PDK"), which is a major supplier of product to the Company and shares certain common management with the Company.

       b. Stock option plan

          The Company has adopted, subject to shareholder approval, a Stock Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. To date, no options have been granted under the Plan.

       c. Warrants/Options

          (i)   Class A Warrants

          In March 1996, the Company completed a public offering of 345,000 units. Each unit included two shares of common stock and one Class A Warrant, entitling the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable at any time during the four year period commencing one year from the date of offering. The Class A Warrants are redeemable by the Company, for $.05 per warrant, if the average price of the common stock equal or exceeds $10.00 per share for any twenty trading days within a period of thirty consecutive trading days ending five days prior to the date of the notice of redemption.

          (ii)  Underwriter's warrants

          Pursuant to the Company's public offering, the Company issued to the underwriter warrants to purchase an additional 30,000 units at an exercise price of $12.00 per unit. These warrants are exercisable for a period of four years, commencing one year from the date of the public offering.

          (iii) Bridge lender warrants

          In March 1996, the Company issued 3,000,000 Class A Warrants in connection with the conversion of $30,000 of convertible bridge notes. The value of these notes has been recorded as additional-paid-in capital.

          (iv)  Employee options

                 In November 1995, the Company granted employees options to purchase 200,000 shares of common stock at an exercise price equal to the price of the common shares in the initial public offering ($5.00 per share). The options are exercisable during the term of employment.

       d. Net loss per share

          In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings (loss) per share
(EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company's adoption of SFAS No. 128 did not materially change current and prior years' EPS.

          Basic and diluted loss per share amounts were equivalent for the years ended March 31, 1998 and 1997.

       d. Net loss per share  (Cont'd)

          Net loss per share attributable to common shareholders was computed as follows:

                                                                                           Years Ended
                                                                                            March 31,
                                                                               ---------------------------------
                                                                                   1998                 1997

          Net loss                                                              $  409,842         $   1,164,610
          Dividends on preferred shares                                             60,000                60,000
                                                                                ----------         -------------

          Net loss attributable to common shareholders                          $  469,842         $   1,224,610
                                                                                ==========         =============

       e. Reserved shares

          At March 31, 1998, the Company has 5,535,000 shares of common stock reserved for future issuances.

8.     Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

9.     Retirement Plans:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of any employee's earnings. The Company contributed approximately $8,800 and $5,700 to the Plan for the years ended March 31, 1998 and 1997, respectively.

10.    Supplementary Information - Statement of Cash Flows:

       Cash paid was as follows:

                                                                                            Years Ended
                                                                                             March 31,
                                                                               ---------------------------------
                                                                                    1998                  1997

       Interest                                                                  $   1,577              $  1,628
                                                                                 =========              ========

       Income taxes                                                              $  11,273              $  3,891
                                                                                 =========              ========

11.    Commitments and Contingencies:

       a. Supply agreements

          Under a Supply Agreement (the "Agreement"), as amended, PDK is providing the Company certain products at prices based upon PDK's material cost plus a specified mark-up. The Agreement expires in 2001.

       a. Supply agreements  (Cont'd)

          In March 1997, the Company entered into a second five year Supply Agreement with PDK covering the purchase of products in the "Max Brand" and "Heads Up" product ranges under terms similar to the December 1996 Agreement. In April 1998, the payment terms of this agreement were amended wherein the purchase price of the products were set at (i) a specified cost plus (ii) the difference between 93% of the sales price to the Company's customers and the specified cost. The amendment also prohibits the Company from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. The Company intends to satisfy the $500,000 license fee obligation outstanding at March 31, 1998 with the issuance of approximately 311,000 shares of its common stock. Accordingly, the obligation has been classified as non-current as of March 31, 1998.

          Essentially all purchases during the years ended March 31, 1998 and 1997 were from PDK.

          In May 1996, the Company entered into a three year Supply Agreement with Superior Supplements, Inc. which provides for Superior to supply the Company with certain products at specified prices. Purchases under this agreement approximated $6,000 for the year ended March 31, 1998.

       b. Lease

          The Company leases office and warehouse space from PDK on a month-to-month basis. Rent expense approximated $61,000 and $64,000 for the years ended March 31, 1998 and 1997, respectively.

       c. Marketing agreement/litigation

          On May 5, 1997, the Company entered into a marketing agreement with a distributor (the "distributor"), under which the distributor marketed the Company's "Max Brand" and "Heads Up" products. As consideration for its services, the distributor earned a marketing fee equal to the difference between (i) the sales price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined. Marketing fees paid in connection with this agreement approximated $1,825,000 for the year ended March 31, 1998. On March 30, 1998, the Company terminated its agreement with this distributor.

          On or about April 22, 1998, the distributor instituted litigation against the Company alleging, among other things, that the Company breached the marketing agreement. The complaint is imprecise with respect to the damages the distributor seeks from the Company. The only specific demands against the Company are in the aggregated amount of $490,000. The Company has answered the complaint, and the Company believes it has adequate defenses and substantive counterclaims and it intends to vigorously defend against the claims. There has been no discovery taken in this action.

12.    Government Regulation:

       The Company's products and/or its business operations are subject to regulation by one or more federal agencies. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. Several of the raw materials contained in products marketed by the Company are categorized as List 1 Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List 1 Chemicals.

       The FDA has proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are marketed and sold by the Company from the over-the-counter market. During this past year several states have taken action on an individual state by state basis, to restrict, in some fashion, the sale of ephedrine, pseudoephedrine and/or phenylpropanolamine ("PPA") containing products.

       Effective October 1997, the Drug Enforcement Administration (the "DEA") was given statutory authority to regulate all ephedrine, pseudoephedrine and phenylpropanolamine products. The DEA now requires all companies engaged in the distribution of those products to obtain their approval (through registration) to continue its distribution. On March 10, 1998, the Company was notified by PDK Labs, Inc. ("PDK"), its major supplier of these related products, the DEA would not at this time sign a non-objection letter requested by PDK relating to the intended importation by PDK of products containing a List 1 Chemical. PDK and counsel to PDK is requesting that the DEA reconsider its decision to refuse to sign the letter of non-objection and has requested a meeting to discuss the DEA's position. Without the non-objection letter, PDK will be unable to import the List 1 Chemical and will be unable to fulfill its obligations to supply the Company with products containing the List 1 Chemical. PDK has advised the Company that it is continuing to obtain products domestically, and that it currently maintains approximately a nine months supply of inventory at current sales levels. In the event PDK is unable to continue to supply the Company with its product needs, the Company will seek to obtain such products from other suppliers.

       The Company has applied for its own registration with the DEA. That registration remains pending, and the Company continues to operate under an exemption. Should the DEA ultimately deny the Company's registration, it would no longer be permitted to distribute these products.

       Sales of products containing List 1 Chemicals approximated 64% of revenue for the year ended March 31, 1998.

(a)(2) Exhibits

1.01*      _    Form of Underwriting Agreement.
3.01*      _    Certificate of Incorporation of the Company dated April 25, 1995
3.02*      _    Certificate of Amendment of Certificate of Incorporation of the
                Company dated November 13, 1995.
3.03*      _    Certificate of Amendment of Certificate of Incorporation of the
                Company dated December 13, 1995.
3.04*      _    Certificate of Amendment of Certificate of Incorporation of the
                Company dated January 30, 1996.
3.05*      _    By-Laws of the Company.
3.06*      _    Form of Certificate of Designation of Series A Preferred Stock.
3.07*      _    Form of Certificate of Designation of Series B Preferred Stock.
4.01*      _    Specimen Certificate for shares of Common Stock.
4.02*      _    Specimen Certificate for shares of Series A Preferred Stock.
4.03*      _    Specimen Certificate for shares of Series B Preferred Stock.
4.04*      _    Specimen Certificate for Class A Redeemable Common Stock
                Purchase Warrant.
4.05*      _    Form of Warrant Agreement by and among the Company and American
                Stock Transfer & Trust Company.
4.06*      _    Form of Underwriters' Unit Purchase Option.
10.01*     _    Asset Purchase Agreement between the Company and PDK dated as of
                October 31, 1995
10.02*     _    Supply Agreement between the Company and PDK dated as of
                October 31, 1995.
10.03*     _    Lease between the Company and PDK dated as of October 31, 1995.
10.04*     _    Promissory Note of the Company, issued to PDK, dated as of
                October 31, 1995.
10.05*     _    Employment Agreement between the Company and Thomas A. Keith dated as of October 31, 1995, as amended.
10.06*     _    Employment Agreement between the Company and Raymond A. Aiken dated as of October 31, 1995, as amended.
10.07*     _    Form of December, 1995 Bridge Loan Agreements.
10.08*     _    Form of Selected Dealers' Agreement.
10.09*     _    1995 Stock Plan.
10.10*     _    Sales Agency Agreement between PDK and International Sales
                Association, Inc. dated as of April 3, 1995, as amended.
10.11**    _    Exclusive Supply Agreement between the Company and Superior
                Supplements, Inc. dated as of May 31, 1996.
10.12** _       Amendment to Supply Agreement between the Company and PDK dated as of December 13, 1996.
10.13** _       Exclusive Supply and Licensing Agreement between the Company and
                PDK dated March 24, 1997.
10.14**   _     Marketing Agreement between the Company and Body Dynamics, Inc.
                dated May 5, 1997.
10.15    --     Amendment to Exclusive Supply and Licensing Agreement between the Company and PDK dated as of April 1, 1998

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33-80659.
** Incorporated by Reference to the Company's Form 10-KSB for the year ended March 31, 1997.


(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: New York, New York
       June 24, 1998

                                      COMPARE GENERIKS, INC.



                                      By:/s/ Thomas A. Keith
                                         ------------------------------------
                                         Thomas A. Keith
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                  Title                 Date
---------                                  -----                 ----


/s/ Thomas A. Keith                        Director              June 24, 1998
------------------------------
Thomas A. Keith


/s/ Theresa Giove                          Director              June 24, 1998
------------------------------
Theresa Giove


                                           Director
------------------------------
Daniel Durchslag