Form 10QSB
period 1998-06-30
COMPARE GENERIKS INC
filed 1998-08-06
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

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

                                 60 Davids Drive
                               Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                                        Yes    X       No
                                                             -----         -----

            Class                                  Outstanding at August 5, 1998
         ------------                              -----------------------------
         Common Stock                                         3,890,000

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED June 30, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1.     Financial Statements:

            Balance sheet....................................................  1

            Statements of operations.........................................  2

            Statements of cash flows.........................................  3

            Notes to financial statements..................................  4-6

Item 2.     Management's discussion and analysis
               of financial condition and results of
               operations....................................................  7

PART II - OTHER INFORMATION

Item 1.     Legal proceedings................................................  8

SIGNATURES ..................................................................  9

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                                  June 30, 1998

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                     $   141,046
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                        2,045,496
   Inventories                                                     2,727,030
   Prepaid expenses and other current assets                         189,012
   Deferred tax asset                                                 99,000
                                                                 -----------
   Total current assets                                            5,201,584

PROPERTY AND EQUIPMENT, net                                           62,326
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                          459,000
INTANGIBLE ASSETS, net                                               833,402
OTHER ASSETS                                                         216,000
                                                                 ===========
                                                                 $ 6,772,312

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                         $ 2,677,821
   Dividend payable                                                   50,000
                                                                 -----------
   Total current liabilities                                       2,727,821
                                                                 -----------

LICENSE FEE PAYABLE                                                  625,000

COMMITMENTS

STOCKHOLDERS' EQUITY:

   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                                        389
   Preferred stock, Class A, $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                     500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                                      50
   Additional paid-in capital                                      5,273,344
   Accumulated deficit                                            (1,849,792)
                                                                 ------------
                                                                   3,424,491
   Less stock subscription receivable                                 (5,000)
                                                                 ------------
                                                                 $ 3,419,491
                                                                 ------------
                                                                 $ 6,772,312
                                                                 ============

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                      -------------------
                                                                  1998                   1997
                                                                  ----                   ----
NET SALES                                                     $  6,656,543             $ 2,291,846
                                                              ------------            ------------

COSTS AND EXPENSES:
    Cost of sales                                                5,473,623               1,053,463
    Selling, general and administrative                          1,106,708               1,174,585
                                                              ------------            ------------
                                                                 6,580,331               2,228,048
                                                              ------------            ------------

OPERATING INCOME                                                    76,212                  63,798

INTEREST INCOME/(EXPENSE), net                                         (74)                  6,938
                                                              ------------            ------------

EARNINGS BEFORE
    PROVISION FOR INCOME TAXES                                      76,138                  70,736

PROVISION FOR INCOME TAXES                                           2,300                   2,300
                                                              ------------            ------------

NET EARNINGS                                                  $     73,838            $     68,436
                                                              ============            ============

NET EARNINGS PER SHARE                                        $        .02            $        .01
                                                              ============            ============

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                                                  3,890,000               3,890,000
                                                               ===========             ===========

                                                     COMPARE GENERIKS, INC.
                                                    STATEMENTS OF CASH FLOWS

                                                           (Unaudited)

                                                                         Three Months Ended
                                                                             June 30,
                                                                         ------------------
                                                                      1998                   1997
                                                                      ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                                  $     73,838           $      68,436
                                                                ------------           -------------
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
       Amortization and depreciation                                  81,483                  99,299
       Deferred income tax benefit                                    (5,000)                   -
       Changes in operating assets and liabilities:
           (Increase)/decrease in assets:
             Accounts receivable                                    (937,736)               (393,725)
             Inventories                                            (913,524)               (581,825)
             Prepaid expenses and other current assets                (3,673)                 16,214
             Other assets                                             10,000                  (3,500)
           Increase in liabilities:
             Accounts payable and accrued expenses                 1,603,324                 488,444
           License fee payable                                       125,000                    -
           Total adjustments                                         (40,126)               (375,093)
                                                                ------------           -------------
   Net cash provided by (used in) operating activities                33,712                (306,657)
                                                                ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment                               -                      (3,462)
   Net cash used in investing activities                               -                      (3,462)
                                                                ------------           -------------

Net increase (decrease) in cash and cash equivalents                  33,712                (310,119)
                                                                ------------           -------------

CASH AND CASH EQUIVALENTS, beginning of period                       107,334                 890,485
                                                                ------------           -------------

CASH AND CASH EQUIVALENTS, end of period                        $    141,046           $     580,366
                                                                ============           =============

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1998

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month period ended June 30, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods at June 30, 1998 have been estimated using the gross profit method.

4.       Investment in Available-For-Sale Securities:

         At June 30, 1998, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of Common stock.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (Continued)

5.       Income Taxes:

         At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $578,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at June 30, 1998.

         Net operating loss carryforward                              $ 210,000
         Unrealized holding gain on available-for-sale securities       251,000
         Intangible assets                                              196,000
         Other                                                           (9,000)
         Valuation allowance                                           (549,000)
                                                                      ---------
                                                                      $  99,000
                                                                      =========

6.       Stockholders' Equity:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Earnings/(loss) per common share is computed by dividing net earnings/(loss) less dividends on Series B preferred shares by the weighted average number of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is anti-dilutive. Earnings per share was retroactively restated to reflect FASB No. 128 for the three month period ended June 30,1997.

          Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the three month period ended June 30, 1998 totaled $15,000.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (Continued)

6.       Stockholders' Equity: (Continued)

         Net earnings available to common shareholders was computed as follows:

                                                    Three Months Ended
                                                         June 30,
                                                        (Unaudited)

                                                1998                1997
                                                ----                ----

Net earnings                                $    73,838          $   68,436
Dividends                                        15,000              15,000
                                            -----------          ----------
Earnings available to common
 shareholders                               $    58,838          $   53,436
                                            -----------          ----------
Weighted average number
 of shares                                    3,890,000           3,890,000
                                            -----------          ----------
Earnings per common share                   $       .02          $      .01
                                            ===========          ==========


7.      Commitments:

         The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In April, 1998, the payment terms of this Agreement were amended wherein the purchase price of the products were set at a (i) specified cost plus (ii) the difference between 93% of the sales price to the Company's customers and a specified cost. The amendment also prohibits the Company from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's Common stock. Included in selling, general and administrative expenses is $125,000 of this license fee for the three months ended June 30, 1998.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the three month periods ended June 30, 1998 and 1997 were $6,657,000 and $2,292,000, respectively which primarily reflects an increase in sales of the "Max Brand" product line. Gross profit for the three month periods ended June 30, 1998 and 1997 approximated $1,183,000 (18% of sales) and $1,238,000 (54% of sales), respectively. The decrease is attributable to the Company amending the payment terms of its Supply Agreement with PDK Labs Inc. covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         Selling, general and administrative expenses approximated $1,107,000 and $1,175,000 for the three month periods ended June 30, 1998 and 1997, respectively. As a percentage of sales, these amounts represent 17% and 51% respectively. The overall decrease is a result of the Company experiencing sales growth without incurring additional selling, general and administrative expenses. In addition, the Company terminated its marketing agreement with a non-affiliated pharmaceutical distributor effective April 30, 1998.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the cost of addressing this problem will not materially affect the financial position of the Company.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had working capital of approximately $2,474,000.

         The Company's statement of cash flows reflects net cash provided by operating activities of approximately $34,000, primarily due to net income of $74,000, an increase of accounts payable ($1,603,000), an increase in license fee payable ($125,000) and an adjustment for depreciation and amortization expense of ($81,000), offset by increases in operating assets such as accounts receivable ($938,000) and inventories ($914,000).

         The Company expects to meet its cash requirements from operations and current cash reserves.

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-KSB for the year ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMPARE GENERIKS, INC.

Dated: August 5, 1998                            By: /s/ Thomas A. Keith
                                                     ---------------------------
                                                         Thomas A. Keith
                                                         President and Chief
                                                         Executive Officer
                                                         Chief Financial Officer