Form 10QSB
period 1998-09-30
COMPARE GENERIKS INC
filed 1998-11-09
CIK 1005283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to

                        Commission File Number: 0-27804

                             COMPARE GENERIKS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                11-3289396
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                                60 Davids Drive
                              Hauppauge, New York
                        ------------------------------
                    (Address of principal executive offices)

                                     11788
                                     -----
                                   (Zip Code)
                                   ----------

                                 (800) 342-6555
                         ----------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes    X        No
                                                      ---           ---

    Class                                 Outstanding at November 2, 1998
------------                              -------------------------------
Common Stock                                          4,200,559

                             COMPARE GENERIKS, INC.
                                  FORM 10-QSB
                      SIX MONTHS ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements:

         Balance sheet....................................................    1

         Statements of operations.........................................    2

         Statements of cash flows.........................................    3

         Notes to financial statements....................................  4-6

Item 2.  Management's discussion and analysis
          of financial condition and results of
          operations......................................................    7


PART II - OTHER INFORMATION

Item 1.  Legal proceedings................................................    8

SIGNATURES................................................................    9

                             COMPARE GENERIKS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                               SEPTEMBER 30, 1998

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $     111,359
   Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                    1,661,186
   Inventories                                                 6,884,707
   Prepaid expenses and other current assets                     212,112
   Deferred tax asset                                             92,000
                                                            ------------
   Total current assets                                        8,961,364

PROPERTY AND EQUIPMENT, net                                       59,508
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                      459,000
INTANGIBLE ASSETS, net                                           754,739
OTHER ASSETS                                                     220,000
                                                            ------------
                                                             $10,454,611
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                    $  6,147,145
   Dividend payable                                               65,000
                                                            ------------
   Total current liabilities                                   6,212,145
                                                            ------------

LICENSE FEE PAYABLE                                              750,000
                                                            ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 3,890,000 issued and
      outstanding                                                    389
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                 500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 500,000 issued
     and outstanding                                                  50
   Additional paid-in capital                                  5,273,344
   Accumulated deficit                                        (1,776,817)
                                                            -------------
                                                               3,497,466
   Less stock subscription receivable                             (5,000)
                                                            ------------
                                                               3,492,466
                                                            ------------
                                                             $10,454,611
                                                            ============

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Six Months Ended                      Three Months Ended
                                                             ----------------                      ------------------
                                                               September 30,                         September 30,
                                                               -------------                         -------------
                                                         1998                1997                 1998              1997
                                                         ----                ----                 ----              ----
NET SALES                                            $14,614,706         $ 4,420,652          $ 7,958,163       $ 2,128,806
                                                     -----------         -----------          -----------       -----------
COSTS AND EXPENSES:
  Cost of sales                                       11,750,845           2,057,965            6,277,222         1,004,502
  Selling, general and administrative                  2,697,752           2,244,929            1,591,044         1,070,344
                                                     -----------         -----------          -----------       -----------
                                                      14,448,597           4,302,894            7,868,266         2,074,846
                                                     -----------          -----------          -----------       -----------

OPERATING INCOME                                         166,109             117,758               89,897            53,960

INTEREST INCOME/(EXPENSE), net                              (632)              8,719                (558)             1,781
                                                     -----------          -----------          -----------       -----------
EARNINGS BEFORE
  PROVISION FOR INCOME TAXES                             165,477             126,477              89,339             55,741

PROVISION FOR INCOME TAXES                                 3,665             (96,000)              1,365            (98,300)
                                                     -----------          -----------          -----------       -----------

NET EARNINGS                                         $   161,812          $   222,477          $   87,974        $   154,041
                                                     ===========          ===========          ==========        ===========
NET EARNINGS PER SHARE                               $       .03          $       .05          $      .02        $       .04
                                                     ===========          ===========          ==========        ===========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OF COMMON STOCK
  OUTSTANDING                                         3,890,000            3,890,000           3,890,000          3,890,000
                                                     ==========          ===========          ==========        ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                                  September 30,
                                                                                                  -------------
                                                                                           1998                   1997
                                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $   161,812           $     222,477
                                                                                      -----------           -------------
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Amortization and depreciation                                                      162,965                 198,721
       Non-cash license fee                                                               250,000                    -
       Deferred income tax benefit                                                          2,000                (103,100)
       Changes in operating assets and liabilities:
         (Increase)/decrease in assets:
           Accounts receivable                                                           (553,426)               (324,480)
           Inventories                                                                 (5,071,201)               (755,428)
           Prepaid expenses and other current assets                                      (26,773)                (36,070)
           Other assets                                                                     6,000                 (54,500)
       Increase in liabilities:
           Accounts payable and accrued expenses                                        5,072,648                 169,830
                                                                                      -----------           -------------
           Total adjustments                                                             (157,787)               (905,027)
                                                                                      -----------           -------------
   Net cash provided by (used in) operating activities                                      4,025                (682,550)
                                                                                      -----------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                   -                       (8,442)
                                                                                      -----------           -------------
   Net cash used in investing activities                                                   -                       (8,442)
                                                                                      -----------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                          -                      (85,000)
                                                                                      -----------           -------------
   Net cash used in financing activities                                                   -                      (85,000)
                                                                                      -----------           -------------

Net increase (decrease) in cash and cash equivalents                                        4,025                (775,992)
                                                                                      -----------           -------------

CASH AND CASH EQUIVALENTS, beginning of period                                            107,334                 890,485
                                                                                      -----------           -------------

CASH AND CASH EQUIVALENTS, end of period                                               $  111,359             $   114,493
                                                                                      ===========           =============

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                      SIX MONTHS ENDED SEPTEMBER 30, 1998

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six month periods ended September 30, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods at September 30, 1998 have been estimated using the gross profit method.

4.       Investment in Available-For-Sale Securities:

         At September 30, 1998, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of Common stock.

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                      SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  (Continued)

5.       Income Taxes:

         At September 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $426,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at Septemer 30, 1998.

         Net operating loss carryforward                            $ 155,000
         Unrealized holding gain on available-for-sale securities     251,000
         Intangible assets                                            213,000
         Other                                                         (2,000)
         Valuation allowance                                         (525,000)
                                                                     ---------
                                                                    $  92,000
                                                                    =========

6.       Stockholders' Equity:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Earnings per common share is computed by dividing net earnings less dividends on Series B preferred shares by the weighted average number of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is anti-dilutive. Earnings per share was retroactively restated to reflect FASB No. 128 for the six month period ended September 30,1997.

          Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the six month period ended September 30, 1998 totaled $30,000.

                             COMPARE GENERIKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                      SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  (Continued)

6.       Stockholders' Equity: (Continued)

         Net earnings available to common shareholders was computed as follows:

                                                              Six Months Ended                            Three Months Ended
                                                              ----------------                            ------------------
                                                               September 30,                                 September 30,
                                                               -------------                                 -------------
                                                                (Unaudited)                                  (Unaudited)
                                                                -----------                                  -----------

                                                            1998                  1997                 1998                1997
                                                            ----                  ----                 ----                ----

Net earnings                                          $    161,812          $   222,477            $     87,974         $   154,041
Dividends                                                   30,000               30,000                  15,000              15,000
                                                      ------------          -----------            ------------         -----------
Earnings available to common
 shareholders                                         $   131,812           $   192,477            $     72,974         $   139,041
                                                      ------------          -----------            ------------         -----------
Weighted average number
 of shares                                               3,890,000            3,890,000               3,890,000           3,890,000
                                                      ------------          -----------            ------------         -----------
Earnings per common share                             $        .03          $       .05            $        .02         $       .04
                                                      ============          ===========            ============         ===========

7.      Commitments:

         The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In April, 1998, the payment terms of this Agreement were amended wherein the purchase price of the products were set at a (i) base price plus (ii) the difference between 93% of the sales price to the Company's customers and the base price. The amendment also prohibits the Company from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. Included in selling, general and administrative expenses is $250,000 of this license fee for the six months ended September 30, 1998.

                             COMPARE GENERIKS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the six and three month periods ended September 30, 1998 were approximately $14,615,000 and $7,958,000, respectively as compared to $4,421,000 and $2,129,000 in the corresponding periods of the prior year. The sales growth reflects significant increases in sales of the "Max Brand" product line. Gross profit for the six and three month periods ended September 30, 1998 approximated $2,864,000 (20% of sales) and $1,681,000 (21% of sales)
respectively, as compared to $2,363,000 (53% of sales) and $1,124,000 (53% of sales) in the corresponding periods of the prior year. The decrease is attributable to the Company amending the payment terms of its Supply Agreement with PDK Labs Inc. covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         Selling, general and administrative expenses approximated $2,698,000 and $1,591,000 for the six and three month periods ended September 30, 1998, respectively. As a percentage of sales, these amounts represent 18% and 20% respectively, as compared to 51% and 50% in the corresponding periods in the prior years. The overall decrease is a result of the Company experiencing significant sales growth without incurring additional selling, general and administrative expenses. In addition, the Company terminated its marketing agreement with a non-affiliated pharmaceutical distributor effective April 30, 1998.

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

Liquidity and Capital Resources

         As of September 30, 1998, the Company had working capital of approximately $2,749,000.

         The Company's statement of cash flows reflects net cash provided by operating activities of approximately $4,000, primarily due to net income of $162,000, an increase of accounts payable ($5,073,000), a non-cash license fee ($250,000) and an adjustment for depreciation and amortization expense of ($163,000), offset by increases in operating assets such as accounts receivable ($553,000) and inventories ($5,071,000).

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

                                        COMPARE GENERIKS, INC.

Dated: November 2, 1998                 By: /s/ Thomas A. Keith
                                            ----------------------------------
                                            Thomas A. Keith
                                            President and Chief
                                            Executive Officer
                                            Chief Financial Officer