Form 10QSB
period 1998-12-31
COMPARE GENERIKS INC
filed 1999-02-10
CIK 1005283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period       from to

                        Commission File Number: 0-27804

                             COMPARE GENERIKS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                      11-3289396
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number
incorporation or organization)

                                60 Davids Drive
                              Hauppauge, New York
                    ---------------------------------------
                    (Address of principal executive offices)

                                     11788
                                     -----
                                   (Zip Code)
                                   ----------

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

                                                Yes    X        No
                                                      ---          ---

            Class                          Outstanding at February 5, 1999
         ------------                      -------------------------------
         Common Stock                                4,200,559

                             COMPARE GENERIKS, INC.
                             ----------------------
                                  FORM 10-QSB
                                  -----------
                      NINE MONTHS ENDED DECEMBER 31, 1998
                      -----------------------------------



                               TABLE OF CONTENTS
                               -----------------





PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.  Financial Statements:

                  Balance sheet............................................1
                  Statements of operations.................................2

                  Statements of cash flows.................................3

                  Notes to financial statements..........................4-6

Item 2.  Management's discussion and analysis
                     of financial condition and results of
                     operations..........................................7-8


PART II - OTHER INFORMATION

Item 1.  Legal proceedings.................................................9

SIGNATURES................................................................10

                             COMPARE GENERIKS, INC.
                             ----------------------
                                 BALANCE SHEET
                                 -------------
                                  (Unaudited)
                                  -----------
                               DECEMBER 31, 1998
                               -----------------

ASSETS
------

CURRENT ASSETS:
    Accounts receivable, net of $10,000 allowance
      for doubtful accounts                                                               $  2,366,863
   Inventories                                                                               8,524,077
   Prepaid expenses and other current assets                                                   188,139
   Deferred tax asset                                                                           85,000
                                                                                          ------------
   Total current assets                                                                     11,164,079

PROPERTY AND EQUIPMENT, net                                                                     56,690
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                                                    110,000
INTANGIBLE ASSETS, net                                                                         676,074
OTHER ASSETS                                                                                   215,725
                                                                                          ------------
                                                                                          $ 12,222,568
                                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $  8,129,699
   Dividend payable                                                                             15,000
                                                                                          ------------
   Total current liabilities                                                                 8,144,699
                                                                                          ------------
LICENSE FEE PAYABLE                                                                            375,000
                                                                                          ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 4,200,559 issued and
      outstanding                                                                                  420
   Preferred stock,  Class A,  $.0001 par value;
      authorized 10,000,000 shares; 5,000,000 issued
      and outstanding                                                                              500
   Preferred stock, Class B, $.0001 par value;
      authorized 10,000,000 shares; 500,000 issued
      and outstanding                                                                               50
   Additional paid-in capital                                                                5,773,313
   Accumulated deficit                                                                      (2,066,414)
                                                                                          ------------
                                                                                             3,707,869
   Less stock subscription receivable                                                           (5,000)
                                                                                          ------------
                                                                                             3,702,869
                                                                                          ------------
                                                                                          $ 12,222,568
                                                                                          ============

                             COMPARE GENERIKS, INC.
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (Unaudited)
                                  -----------




                                                           Nine Months Ended                      Three Months Ended
                                                             December 31,                            December 31,
                                                    --------------------------------        ------------------------------
                                                        1998                 1997               1998               1997
                                                        ----                 ----               ----               ----

NET SALES                                           $ 22,687,943         $ 6,503,625        $  8,073,237        $ 2,082,973
                                                    ------------         ------------       -------------       -----------

COSTS AND EXPENSES:
    Cost of sales                                     17,926,096           2,886,635          6,175,251             828,670
    Selling, general and administrative                4,519,230           3,448,588          1,821,478           1,203,659
                                                    ------------         ------------       -------------       -----------
                                                      22,445,326           6,335,223          7,996,729           2,032,329
                                                    ------------         ------------       -------------       -----------

OPERATING INCOME                                         242,617             168,402             76,508              50,644

INTEREST INCOME/(EXPENSE), net                            (1,076)              8,131               (444)               (588)
LOSS ON IMPAIRMENT OF
    MARKETABLE SECURITIES                               (349,000)            -                 (349,000)             -
                                                    ------------         ------------       -------------       -----------

(LOSS) EARNINGS BEFORE
    PROVISION FOR INCOME TAXES                          (107,459)            176,533           (272,936)             50,056
PROVISION (BENEFIT) FOR
     INCOME TAXES                                         5,326              (86,900)             1,661               9,100
                                                    ------------         ------------       -------------       -----------

NET (LOSS) EARNINGS                                 $   (112,785)        $   263,433         $ (274,597)        $     40,956
                                                    ============         ============       =============       ============
NET (LOSS) EARNINGS PER SHARE                       $       (.04)        $       .06         $     (.07)        $        .01
                                                    ============         ============       =============       ============

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                                       3,961,146            3,890,000           4,102,665          3,890,000
                                                    ============         ============       =============       ============


                             COMPARE GENERIKS, INC.
                             ----------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)
                                  -----------

                                                                                               Nine Months Ended
                                                                                                  December 31,
                                                                                    -------------------------------------
                                                                                           1998                   1997
                                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                                $   (112,785)          $     263,433
                                                                                     ------------           -------------
     Adjustments to reconcile net (loss) income to net
        cash used in operating activities:
       Amortization and depreciation                                                      244,448                 297,427
       Non-cash license fee                                                               375,000                 -
       Deferred income tax provision (benefit)                                              9,000                 (94,000)
       Loss on impairment of marketable securities                                        349,000                  -
       Changes in operating assets and liabilities:
           (Increase)/decrease in assets:
             Accounts receivable                                                       (1,259,103)                 11,056
             Inventories                                                               (6,710,571)             (2,479,547)
             Prepaid expenses and other current assets                                     (2,800)                 14,193
             Other assets                                                                  10,275                 (31,500)
           Increase in liabilities:
             Accounts payable and accrued expenses                                      7,055,202               1,503,823
                                                                                     ------------           -------------
             Total adjustments                                                             70,451                (778,548)
                                                                                     ------------           -------------
   Net cash used in operating activities                                                  (42,334)               (515,115)
                                                                                     ------------           -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                  -                        (8,442)
                                                                                     ------------           -------------
   Net cash used in investing activities                                                  -                        (8,442)
                                                                                     ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                         (65,000)                (85,000)
                                                                                     ------------           -------------
   Net cash used in financing activities                                                  (65,000)                (85,000)
                                                                                     ------------           -------------

Net decrease in cash and cash equivalents                                                (107,334)               (608,557)

CASH AND CASH EQUIVALENTS, beginning of period                                            107,334                 890,485
                                                                                     ------------           -------------

CASH AND CASH EQUIVALENTS, end of period                                             $    -                 $     281,928
                                                                                     ============           =============

                             COMPARE GENERIKS, INC.
                             ----------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)
                                  -----------
                      NINE MONTHS ENDED DECEMBER 31, 1998
                      -----------------------------------




1.       Basis of Presentation:
         ----------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine month periods ended December 31, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.       Concentration of Credit Risk:
         ----------------------------

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

3.       Inventories:
         ------------

         Inventories, consisting principally of finished goods at December 31, 1998 have been estimated using the gross profit method.


4.       Investment in Available-For-Sale Securities:
         --------------------------------------------

         At December 31, 1998, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock.

         During the three months ended December 31, 1998, there was a decline in the market value of the common stock of Superior which, in the opinion of the Company's management, is considered to be other than temporary. Accordingly, the investment was written down to its estimated realizable value. The Company recorded a charge to operations of $349,000 for this impairment.

                             COMPARE GENERIKS, INC.
                             ----------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)
                                  -----------
                      NINE MONTHS ENDED DECEMBER 31, 1998
                      -----------------------------------
                                  (Continued)





 5.       Income Taxes:
          -------------

         At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $287,000 available to offset against future Federal income tax liabilities.

         Net deferred income tax asset (liability) is composed of the following at December 31, 1998.

         Net operating loss carryforward                                      $   104,000
         Unrealized holding gain on available-for-sale securities                 377,000
         Intangible assets                                                        232,000
         Other                                                                      2,600
         Valuation allowance                                                     (630,600)
                                                                             -------------
                                                                              $     85,000
                                                                              ============

6.       Stockholders' Equity:
         ---------------------

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." (Loss)/earnings per common share is computed by dividing net (loss)/earnings less dividends on Series B preferred shares by the weighted average number of common stock outstanding during the period. The effect of common stock equivalents on the computation of (loss)/ earnings per share is anti-dilutive. Earnings per share was retroactively restated to reflect FASB No. 128 for the nine month period ended December 31, 1997.

         Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the nine month period ended December 31, 1998 totaled $45,000.

                             COMPARE GENERIKS, INC.
                             ----------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)
                                  -----------
                      NINE MONTHS ENDED DECEMBER 31, 1998
                      -----------------------------------
                                  (Continued)




6.       Stockholders' Equity: (Continued)

         Net (loss)/earnings available to common shareholders was computed as follows:


                                                        Nine Months Ended                              Three Months Ended
                                                        -----------------                              ------------------
                                                           December 31,                                 December 31,
                                                           ------------                                 ------------
                                                            (Unaudited)                                  (Unaudited)
                                                            -----------                                  -----------

                                                       1998                   1997               1998                  1997
                                                       ----                   ----               ----
Net (loss) earnings                              $  (112,785)          $   263,433           $   (274,597)        $     40,956
Dividends                                             45,000                45,000                 15,000               15,000
                                                 -----------           -----------           ------------         ------------
(Loss) earnings available to
  common shareholders                            $  (157,785)          $   218,433           $   (289,597)        $     25,956
                                                 ------------          -----------           -------------        ------------
Weighted average number
  of shares                                        3,961,146             3,890,000              4,102,665            3,890,000
                                                 ------------          -----------           ------------           ----------
(Loss) earnings per common
  share                                          $      (.04)          $       .06           $       (.07)        $        .01
                                                 ============          ===========           ============         ============


7.      Commitments:
        ------------

         The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In April, 1998 and November 1998, the payment terms of this Agreement were amended wherein the purchase price of the products were set at a (i) base price plus
(ii) the difference between 93% of the sales price to the Company's customers and the base price. The amendment also prohibits PDK from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock. In January 1999, the agreement was further amended to provide the Company the option to pay its annual license fee in shares of Series B preferred stock. Included in selling, general and administrative expenses is $375,000 of this license fee for the nine months ended December 31, 1998.

                             COMPARE GENERIKS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

         Net sales for the nine and three month periods ended December 31, 1998 were approximately $22,688,000 and $8,073,000, respectively as compared to $6,504,000 and $2,083,000 in the corresponding periods of the prior year. The sales growth reflects significant increases in sales of the "Max Brand" product line. Gross profit for the nine and three month periods ended December 31, 1998 approximated $4,762,000 (21% of sales) and $1,898,000 (24% of sales)
respectively, as compared to $3,617,000 (56% of sales) and $1,254,000 (60% of sales) in the corresponding periods of the prior year. The percentage decrease is attributable to the Company amending the payment terms of its Supply Agreement with PDK Labs Inc. covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         Selling, general and administrative expenses approximated $4,519,000 and $1,821,000 for the nine and three month periods ended December 31, 1998, respectively. As a percentage of sales, these amounts represent 20% and 23 % respectively, as compared to 53% and 58% in the corresponding periods in the prior years. The overall decrease is a result of the Company experiencing significant sales growth without incurring additional selling, general and administrative expenses. The Company also recorded a loss on impairment of marketable securities of $349,000.

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

Liquidity and Capital Resources

         As of December 31, 1998, the Company had working capital of approximately $3,019,000.

         The Company's statement of cash flows reflects net cash used in operating activities of approximately $42,000, primarily due to a net loss of $113,000, increases in operating assets such as accounts receivable ($1,259,000) and inventories ($6,711,000), offset by an increase of accounts payable ($7,055,000), and non-cash charges including a license fee ($375,000), an adjustment for depreciation and amortization expense of ($244,000), and a loss on impairment of marketable securities ($349,000).

         Net cash used in financing activities approximated $65,000 representing payment of cash dividends.

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




         The Company expects to meet its cash requirements from operations.

         This report on Form 10-QSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. All of these forward looking statements, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements.

PART II - OTHER INFORMATION


         Item 1 - Legal Proceedings
                  -----------------

         Reference is made to Item 3 in the Company's Form 10-KSB for the year ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMPARE GENERIKS, INC.




Dated: February 9, 1999                  By:    /s/ Thomas A. Keith
                                            -----------------------
                                             Thomas A. Keith
                                             President and Chief
                                             Executive Officer
                                             Chief Financial Officer