Form 10KSB
period 1999-03-31
COMPARE GENERIKS INC
filed 1999-06-28
CIK 1005283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

          [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 1999

Commission File No. 0-27804

                             COMPARE GENERIKS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            11-3289386
    ----------------------------------      ---------------------------------
    (State of or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization

    60 Davids Drive, Hauppauge, New York                11788
  --------------------------------------                -----
 (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code: (800) 342-6555

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

    Units consisting of two (2) shares of common stock, par value $.0001 per share and one (1) Class A Redeemable Common Stock Purchase Warrant
       ------------------------------------------------------------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrant
                ------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $31,723.000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 14, 1999, was approximately $622,400.

         Number of shares outstanding of the issuer's common stock, as of June 14, 1999 was 4,914,845.

                            See Page 23 for Exhibits

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

         The Company markets its non-prescription products under its Compare Generiks, Max Brand and HeadsUp brand names. These products contain active ingredients which are identical to those contained in non-prescription products sold under national and regional brand names, private label brands, local and regional products sold by other national and regional direct mail markets. For instance, the Company's tablets and capsules are similar to Actifed(Registered), Tylenol Extra Strength(Registered), Advil(Registered), Tylenol Regular Strength(Registered), Bayer (325 mg)(Registered), Anacin(Registered), Tylenol Sinus Formula(Registered), Sudafed (30 mg)(Registered), Nyquil(Registered), Dayquil(Registered), Comtrex(Registered), Excedrin(Registered) and Benadryl(Registered).

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

         The Company has expanded its vitamin and nutritional supplement line of products. The products introduced during fiscal year end March 31, 1999 include Joint Support, Pressur-Lo, Bright Eyes, Ginseng Energy Charger and Natural Max.

         The Company introduces new products in response to anticipated consumer trends. Product concepts are generally developed by the Company's management, key employees and consultants. Since the Company acquired the Energex Assets and the Compare Generiks Assets, the Company has not incurred any expenses which have been allocated to such research and development.

         This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; uncertainties relating to global economic conditions; market acceptance of competing products; the availability and cost of raw materials, the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to manage fixed and variable expense growth relative to revenue growth.

Manufacturing and Suppliers

         The Company has purchased essentially all of its products from PDK Labs Inc. , a New York Corporation ("PDK"), pursuant to a Supply Agreement dated October 31, 1995, as amended, (the "Supply Agreement'), and an Exclusive Supply and Licensing Agreement dated March 24, 1997, as amended, (the "Licensing Agreement"). The Company purchases certain products in the Energex Plus and Compare Generiks product lines from PDK pursuant to the Supply Agreement at prices based on PDK's material cost plus a specified mark-up. The Company was granted an exclusive license to use the trademarks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names pursuant to the Licensing Agreement. The Company agreed to pay PDK an annual license fee for such rights, payable, at the option of the Company, either in cash, in shares of the Company's common stock or shares of the Company's Series B Preferred Stock. The Company intends to satisfy the license fee due for the most recently completed fiscal year in shares of common stock and Series B Preferred Stock. PDK supplies the Company with certain products pursuant to the Licensing Agreement at prices specified in the Amendment to the Licensing Agreement dated May 1, 1999. In addition, in May 1996 the Company entered into an Exclusive Supply Agreement with a formerly affiliated third party pursuant to which the third party agreed to supply the Company with all of the Company's requirements for certain vitamin and nutritional supplements. In addition, PDK is entitled to an additional payment based on a percentage of the difference between the sales price to the Company's customers and the price paid to PDK.

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

Competition

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

Trademarks and Service Marks

         The trademarks Energex Plus and Compare Generiks and an application for a mechanical patent for the Compare Generiks tablet display and dispenser are the property of the Company and have been assigned to the Company by PDK. The trademarks have been registered and a patent application filed with the United States Patent and Trademark Office ("PTO"). The trademarks Max Brand and HeadsUp have been licensed to the Company by PDK under the Licensing Agreement, as amended. In consideration for this Licensing Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock or shares of the Company's Series B Preferred Stock and the Company intends to satisfy the license fee due during the 1999 fiscal year in stock. To the Company's knowledge, the Company has the common law right to use such trademarks on, and the mechanical patent with, its products and in the marketing of its services. The Company has retained trademark counsel and a patent agent and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Management and Employees

         As of June 14, 1999, the Company employed a total of five (5) employees on a full time basis (three (3) employees in sales and marketing and two (2) people in administration and finances).

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

         On March 10, 1998, the Company was notified by PDK, which supplies the Company with certain products containing a List 1 Chemical, that PDK had been notified by the Drug Enforcement Administration ("DEA") that they are investigating PDK's pending registration. The investigation involves PDK's purchase and the Company's distribution of List 1 Chemicals. To date, the DEA has taken no formal action on the registrations. If the DEA denies PDK's and/or the Company's registration, then the Company and PDK will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny PDK's registration, then PDK would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals and would not be able to distribute those products to the Company. In addition, if the final determination is to deny the Company's registration, then the Company would no longer be permitted to distribute products that contain List 1 Chemicals. Sales of products containing this List 1 Chemical were approximately $28,673,000 (representing 90% of the Company's net sales) for the year ended March 31, 1999.

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

Conflict of Interests

         At present, PDK supplies essentially all of the Company's products as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels. The Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, one of PDK's Board of Directors, Thomas A. Keith is also the President, Chief Executive Officer, Chief Financial Officer and the Vice President of Manufacturing of PDK, Raveendra Nandigam, is also a Director of the Company. Because of PDK's role as a significant supplier to the Company and as a holder of 17.8% of the Company's voting securities, certain conflicts of interest may occur between the Company and PDK. In such instances, members of the Board of Directors who are also members of the PDK Board of Directors may be precluded from participating in corporate decisions. Although the Board of Directors of the Company has not adopted any written policy on this matter, the Delaware Corporation Law contains specific provisions governing such conflicts.

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

         In addition to other information in this Annual Report on Form 10-K the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

         Competition. Competition in the Company's marketplace is intense. The Company faces direct competition from a number of national and regional brands and private label non-prescriptive products. The Company competes against established pharmaceutical, consumer product and mail order companies which currently market products which are equivalent or functionally similar to those the Company markets and which have achieved broad product recognition. Most of the Company's competitors possess substantially greater financial, technical and other resources than the Company. Moreover, these companies possess greater marketing capabilities than the Company, including the resources to implement extensive advertising campaigns. There can be no assurance that the Company will continue to compete successfully.

         Government Regulation. Manufacturers of pharmaceutical products are, generally, subject to extensive regulation by the Food and Drug Administration ("FDA") and various other federal and state governmental entities relating to nearly every aspect of the development, manufacture and commercialization of such products.

         Under the Federal Food, Drug and Cosmetic Act ("FDA Act"), an over-the-counter nonprescription pharmaceutical product may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA upon submission of a new drug application or abbreviated new drug application, unless the combination of active ingredients of such products has been determined to be generally recognized as safe and effective for uses under the conditions prescribed, recommended or suggested in the labeling in accordance with final monograph rules promulgated by the FDA and the labeling is in compliance therewith. The Company only markets nonprescription products which are similar to national and regional brands and the active ingredients in which have been found to be generally recognized as safe and effective for the recommended uses by panels of medical experts appointed by the federal government in the course of its monograph rulemaking proceedings.

         The labeling of over-the-counter products as well as advertising relating to such products is also subject to the review of the Federal Trade Commission ("FTC"). The Company believes it is in full compliance with all FTC labeling and advertising requirements. However, the extent of potentially adverse or burdensome government regulations in the nonprescription product area which might arise in future legislation or administrative action cannot be predicted.

         Several of the raw materials used by PDK in its manufacturing process are categorized as List I Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List I Chemicals. In March and November 1998, the DEA advised PDK that the DEA would not sign a letter of non-objection requested by PDK relating to the intended importation by PDK of a List 1 Chemical. Without the letter of non-objection PDK is unable to import the List 1 Chemical.

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

         Thus, the DEA, registration, identification, record keeping, and reporting requirements may adversely affect the Company's sales of these products.

         On March 10, 1998, the Company was notified by PDK, which supplies the Company with certain products containing a List 1 Chemical, that PDK had been notified by the Drug Enforcement Administration ("DEA") that they are investigating PDK's pending registration. The investigation involves PDK's purchase and the Company's distribution of List 1 Chemicals. To date, the DEA has taken no formal action on the registrations. If the DEA denies PDK's and/or the Company's registration, then the Company and PDK will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny PDK's registration, then PDK would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals and would not be able to distribute those products to the Company. In addition, if the final determination is to deny the Company's registration, then the Company would no longer be permitted to distribute products that contain List 1 Chemicals. Sales of products containing this List 1 Chemical were approximately $28,673,000 (representing 90% of the Company's net sales) for the year ended March 31, 1999.

         The FDA has proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are manufactured and sold by the Company from the over-the-counter market. During this past year several states have already taken action on an individual state by state basis, to restrict, in some fashion, the sale of ephedrine, pseudoephedrine, and/or phenylpropanolamine ("PPA") containing products.

         The issuance by any governmental body of materially adverse regulations in the nonprescription product area which prevented the Company from obtaining necessary regulatory approval, whether on a timely basis, by virtue of the costs of compliance or at all, could have a material adverse effect on the business and financial condition of the Company. In addition, the fact that the Company's products do not currently require pre-marketing FDA approval does not mean that any particular product, under certain circumstances, could not expose the Company to product liability or other claims.

         Product Liability. The Company faces inherent business risks of exposure to product liability claims in the event that, among other things, a product is illegally tampered with, misused or its use results in adverse effects. While the Company takes what it believes are appropriate precautions, including the use of tamper resistant caps and heat sealed plastic wrapping around the entire bottle of each of its over-the-counter and vitamin products and follows the Good Manufacturing Practices prescribed by the FDA, as well as its own in-house quality control procedures, there can be no assurance that it will avoid significant liability exposure. While the Company carries product liability insurance against this risk there can be no assurance that such coverage will always be available or available at a reasonable cost and, even if available, adequate to protect it against material adverse effects in the event of a successful product liability claim.

         Dependence on Certain Products. Although the Company distributes in excess of 20 products, approximately 90% of the Company's revenue in fiscal 1999 was from the sale of products containing List 1 Chemicals. The inability of the Company to sell such products, for any reason, would have a material adverse effect upon the business and financial condition of the Company.

         No Cash Dividends. The Company has not paid any cash dividends on its common stock and, in view of its capital needs does not presently plan to pay any cash dividends except in accordance with the terms of the Series B Preferred Stock.

Item 2.  PROPERTIES.

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

         On or about April 22, 1998, Body Dynamics, Inc. ("BDI") instituted a litigation entitled Body Dynamics, Inc. v. PDK Labs Inc. and Compare Generiks, Inc., U.S.D.C. E.D.N.Y. against the Company, alleging, among other things, that the Company breached a contract under which BDI was to market, for a fee, certain of the Company's products. In February 1999, the

Company, PDK and BDI entered into a settlement under which the outstanding royalty payable to BDI of $1,350,000 was paid by PDK.

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

         The following table indicates the high and low bid prices for the Company's Common Stock and Class A Warrants for the period up to March 31, 1999 based upon information supplied by the NASDAQ SmallCap Market. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common
Stock
-----
              1998 Fiscal Year               Quoted Bid Price
              ----------------               ----------------
                                             High       Low
                                             ----       ---

              First Quarter                  4 1/2      2 9/16
              Second Quarter                 5 1/4      3 3/8
              Third Quarter                  4 9/16     3 1/4
              Fourth Quarter                 3 11/16    1 7/8


              1999 Fiscal Year               Quoted Bid Price
              ----------------               ----------------
                                             High       Low
                                             ----       ---

              First Quarter                  2 1/2      1 7/16
              Second Quarter                 2          1 5/32
              Third Quarter                    5/8        2/32
              Fourth Quarter                   9/16       1/8


Class A  Warrants

              1998 Fiscal Year               Quoted Bid Price
              ----------------               ----------------
                                             High        Low
                                             ----        ---

              First Quarter                  1 7/8      1 5/16
              Second Quarter                 1 7/16       3/4
              Third Quarter                  3 13/16      3/8
              Fourth Quarter                   3/4        1/8

              1999 Fiscal Year               Quoted Bid Price
              ----------------               ----------------
                                             High       Low
                                             ----       ---

              First Quarter                  18/32      6/32
              Second Quarter                 13/32      3/32
              Third Quarter                  6/32       1/64
              Fourth Quarter                 1/64       1/64

         On June 14, 1999 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $.16. On June 14, 1999 the closing price for the Class A Warrants reported on the NASDAQ SmallCap Market was $.06. The Units did not trade. On June 14, 1999 there were 116 holders of record of Common Stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Fiscal Year 1999 compared to Fiscal Year 1998

         Net sales for the fiscal year ended 1999 were approximately $31,723,000 as compared to net sales in 1998 of $9,151,000. The increase in sales is principally attributable to the Company entering into an Exclusive Supply and Licensing Agreement (the "Exclusive Agreement") with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "Max Brand" and Heads Up" and the exclusive right to distribute products bearing such names. Gross profit amounted to $3,678,000 (12% of sales) in 1999 as compared to $4,794,000 (52% of sales) in 1998. The percentage decrease is attributable to the Company amending the payment terms of its Exclusive Agreement with PDK covering the purchase of product in the "Max Brand" and "Heads Up" product ranges.

         Selling, general and administrative expenses were $3,245,000 in 1999 and $4,564,000 in 1998. As a percentage of sales, selling, general and administrative expenses were 10% in 1999 and 50% in 1998. The overall decrease as a percentage of sales is attributable to the Company experiencing significant sales growth without incurring additional selling, general and administrative expenses. Further, selling, general, and administrative expenses in 1998 included royalty expense of $1,825,000 related to a distribution agreement that was terminated in March 1998.

         During the fiscal year ended 1999, the Company recorded a charge to operations of $399,000 for a loss on impairment of marketable securities. This represents a decline in the value of an investment in marketable securities that, in the opinion of the Company's management, was considered to be other than temporary.

         On March 24, 1997, the Company entered into the Exclusive Agreement with PDK. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK payable, at the option of the Company, either in cash or in shares of the Company's common stock. In January 1999, the agreement was further amended to provide the Company the option to pay its annual license fee in shares of Series B preferred stock. Included in selling, general and administrative expenses is $500,000 for the fiscal year ended 1999. In May 1999, the Company satisfied the $500,000 license fee obligation for the fiscal year ended March 31, 1999 with the issuance of 714,286 shares of common stock and 400,000 shares of Series B Preferred Stock.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessments, remediation, testing and implementation and encompasses internal information technology (IT) Systems and non-IT Systems, as well as third party exposures. The Company has completed the assessment and remediation of its IT Systems and non-IT Systems and is in the process of testing remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

         Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner and that the costs of implementing this program will not materially affect the financial position of the Company. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company has not yet completed any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issue could also have a material adverse affect on the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         Management believes that inflation did not have a material effect on operations or financial condition in 1999, 1998 or 1997. Management also believes that its business in not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

         Fiscal Year 1998 compared to Fiscal Year 1997

         Net sales for the fiscal year ended 1998 were approximately $9,151,000 as compared to net sales in 1997 of $2,290,000. Gross profit amounted to $4,794,000 (52% of sales) in 1998 as compared to $815,000 (36% of sales) in
1997. The increase in sales and gross profit was principally attributable to the Exclusive Agreement with PDK.

         Selling, general and administrative expenses were $4,564,000 in 1998 and $2,077,000 in 1997. As a percentage of sales, selling, general and administrative expenses were 50% in 1998 and 91% in 1997. The overall decrease as a percentage of sales was attributable to sales growth exceeding increases in marketing costs incurred in connection with the Company entering into a marketing agreement with a nonaffiliated pharmaceutical distributor (the "distributor") dated May 5, 1997. Pursuant to this agreement, the distributor marketed the Company's "Max Brand" and "Heads Up" products. The distributor earned a marketing fee equal to the difference between

(i) the sales price of the products sold and (ii) an amount equal to 200% of the material cost of the products, as defined effective April 30, 1998, the Company terminated its agreement with the distributor.

         During the fiscal year ended 1998, the Company recorded a charge to operations of $734,000 for a loss on impairment of marketable securities. This represents a decline in the value of an investment in marketable securities that, in the opinion of the Company's management, was considered to be other than temporary.

         Net loss for the fiscal year ended 1998 was $410,000, as compared to net loss in 1997 of $1,165,000. The decrease in the loss reflects the increased sales and gross profit, offset by the loss on impairment of marketable securities.


Liquidity and Capital Resources

         As of March 31,1999, the Company had working capital of approximately $3,480,000.

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $16,000, primarily due to (i) net income of $7,000, (ii) increases in liabilities such as accounts payable ($85,000), and due to affiliate ($5,332,000), (iii) adjustments for depreciation and amortization expense ($326,000), a noncash license fee ($500,000), and a loss on impairment of marketable securities ($399,000), (iv) decreases in operating assets such as prepaid expenses and other current assets ($97,000) and other assets ($110,000), offset by (v) increases in operating assets such as accounts receivable ($914,000) and inventories ($5,937,000).

         Net cash used in financing activities approximated $65,000 representing payments of cash dividends.

         In August 1998, the Company guaranteed the obligations of PDK and its affiliates under a credit agreement with its banks.

         The Company expects to meet its cash requirements from operations and current cash reserves.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT


Name                        Age         Position(s) with the Company
----                        ---         ----------------------------

Thomas A. Keith             38          President, Chief Executive Officer,
                                        Chief  Financial Officer and Director

Theresa Giove               40          Director

Raveendra Nandigam          49          Director

Virginia Sims               39          Director


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

Raveendra Nandigam has been a Director of the Company since November 2, 1998. He has been the Vice President of Manufacturing for PDK Labs Inc. ("PDK") since 1991 and was the plant manager from 1983 to 1991. Prior to joining PDK, Mr. Nandigam was the plant manager of Godavri Agro Chemicals in India, a manufacturer of Zinc Sulfate and Copper Sulfate. Mr. Nandigam is a graduate of Andhra University and received his Masters Degree in Chemistry from Bhopal University.

Virginia Sims has been a director of Compare Generiks, Inc. since November 1998. Ms. Sims has been a principal of New York Title Research Corporation since March 1996. Prior to March 1996, Ms. Sims was a principal in Foley Square Abstract. Ms. Sims has held various management and supervisory positions in the field of real estate titles and abstracts.

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Executive Compensation

SUMMARY COMPENSATION TABLE

                                                      SUMMARY COMPENSATION TABLE
                                                                                                      Long Term Compensation
                                                                                               ------------------------------------
                                                  Annual Compensation                          Awards                   Payouts
                                                -----------------------------------------------------------------------------------
      (a)                  (b)      (c)           (d)            (e)              (f)          (g)          (h)            (i)
                                                                              Restricted                    LTIP        All Other
  Name and                                                  Other Annual         Stock      Options/       Payouts     Compensation
Principal Position        Year     Salary($)    Bonus($)   Compensation($)      Award($)     SARS(#)         ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Thomas A. Keith, CEO      1999    $170,000      $68,000         $-0-             -0-           -0-           -0-          $-0-
                          1998    $155,000      $75,000         $-0-             -0-           -0-           -0-          $-0-
                          1997    $135,000      $57,000         $-0-             -0-           -0-           -0-          $-0-
                          1996    $ 57,000      $-0-            $-0-             -0-         100,000         -0-          $-0-



                                               Aggregated Option/SAR Exercises -
                                                 and FY-End Option/SAR Values

   --------------------------------------------------------------------------------------------------------------------------
          (a)                (b)             (c)                       (d)                                 (e)
                           Shares           Value             Number of Securities          Value of Unexercised in the Money
                         Acquired on       Realized          Underlying Unexercised                Options/SARs at the
          Name          Exercise (#)          $            Options/SARS at FY-End (#)                     FY-End ($)
          ----          -----------        --------       -----------------------------     ----------------------------------
                                                          Exercisable     Unexercisable      Exercisable       Unexercisable
                                                          -----------     -------------      -----------       -------------
   Thomas A. Keith            0               0             100,000            -0-               $-0-               -0-


Employment Agreements

         Under a prior agreement, Mr. Keith has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company , and (ii) only at a time when Mr. Keith is employed by the Company. The Company does not currently have an employment agreement with Mr. Keith, its President, CEO and CFO.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth information, as of June 14, 1999 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii) the directors and officers of the Company as a group:

    --------------------------------   ----------------   -----------------   ----------------  -----------------
                                                             Percentage                           Percentage
    Name and Address of                Shares of Common      (%) of           Shares of           (%) of Total
    Beneficial Owner(1)                Stock Owned           Common Stock     Preferred Stock     Combined Vote
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    Walpac, Inc.(2)(3)                        0.0                0.0               5,000,000           46.2
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    Delsin Investments, Ltd.(3)               0.0                0.0               5,000,000           46.2
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    PDK Labs Inc.(4)                      1,024,845             20.9                 900,000           17.8
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    Daniel Durchslag(5)                       0.0                0.0                  0.0              0.0
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    Theresa Giove(5)                          0.0                0.0                  0.0              0.0
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    Thomas A. Keith(5)                      100,000(6)           2.0                  0.0               .9
    --------------------------------   ----------------   -----------------   ----------------   ----------------
    All officers and  directors as
    a group (three (3) persons)             100,000              2.0                  0.0               .9
    --------------------------------   ----------------   -----------------   ----------------   ----------------

----------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (b1) to Item 403 of Regulation S-B of The Securities Exchange Act.

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

(4)  The address of PDK Labs Inc., is 145 Ricefield Lane, Hauppauge, NY 11788.

(5) The address of each stockholder shown above is c/o Compare Generiks, Inc., 60 Davids Drive, Hauppauge, NY 11788.

(6) Includes 100,000 shares of Common Stock underlying an option to purchase 100,000 shares of Common Stock of the Company issued pursuant to Mr. Keith's employment agreement. Does not include 900,000 shares of Preferred Stock or 1,024,845 shares of Common Stock owned by PDK Labs Inc. Mr. Keith is a director of PDK Labs Inc. and disclaims beneficial ownership of shares owned by PDK Labs Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since October 31, 1995, the Company has purchased essentially all of its products and materials from PDK, pursuant to a supply agreement, as amended, between PDK and the Company (the "Supply Agreement"). On December 13, 1996, the Company amended its Supply Agreement with PDK, which amendment provided for PDK to supply the Company with certain products at prices based on PDK's material cost plus a specified mark-up. The term of the Supply Agreement is for a period of five (5) years, automatically renewable for successive one (1) year terms.

         On March 24, 1997, the Company entered into an exclusive supply and licensing agreement, as amended, with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee to PDK payable, at the option of the Company, either in cash or in shares of the Company's common stock. The license fee due during the most recently completed fiscal year will be paid in shares. In January 1999, the agreement was amended to provide the Company the option to pay its annual license fee in shares of Series B Preferred Stock. On May 1, 1999, the Company amended its exclusive supply and licensing agreement with PDK, which amendment provided for PDK to supply the Company with products at prices specified in the amendment and prohibited the Company from supplying certain products to convenience stores.

         Since November 1997, the Company has leased 10,000 square feet of executive offices, a distribution center and warehouse space at 60 Davids Drive, Hauppauge, NY 11788 from PDK on a month-to-month basis at a monthly rent of $5,000.

         In August, 1998 the Company guaranteed the obligations of PDK and its affiliates under a credit agreement with its bank. The credit agreement provides for borrowings of up to $10,000,000 under a line of credit and $8,500,000 under a term agreement.

         PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 7:


Report of Independent Certified Public Accountants                   F-1

Balance sheet as of March 31, 1999                                   F-2

Statements of operations for the years ended March 31, 1999
and March 31, 1998                                                   F-3

Statements of stockholders' equity for the years ended

March 31, 1999 and March 31, 1998                                    F-4

Statements of cash flows for the years ended March 31, 1999
and March 31, 1998                                                   F-5

Notes to financial statements                                        F-6  - F-13

(a) (2) Exhibits

1.01*        Form of Underwriting Agreement.
3.01*        Certificate of Incorporation of the Company dated April 25, 1995
3.02*        Certificate of Amendment of Certificate of Incorporation of the
             Company dated November 13, 1995.
3.03*        Certificate of Amendment of Certificate of Incorporation of the
             Company dated December 13, 1995.
3.04*        Certificate of Amendment of Certificate of Incorporation of the
             Company dated January 30, 1996.
3.05*        By-Laws of the Company.
3.06*        Form of Certificate of Designation of Series A Preferred Stock.
3.07*        Form of Certificate of Designation of Series B Preferred Stock.
4.01*        Specimen Certificate for shares of Common Stock.
4.02*        Specimen Certificate for shares of Series A Preferred Stock.
4.03*        Specimen Certificate for shares of Series B Preferred Stock.
4.04*        Specimen Certificate for Class A Redeemable Common Stock Purchase
             Warrant.
4.05*        Form of Warrant Agreement by and among the Company and American
             Stock Transfer & Trust Company.
4.06*        Form of Underwriters' Unit Purchase Option.
10.01*       Asset Purchase Agreement between the Company and PDK dated as of
             October 31, 1995
10.02*       Supply Agreement between the Company and PDK dated as of October
             31, 1995.
10.03*       Lease between the Company and PDK dated as of October 31, 1995.
10.04*       Promissory Note of the Company, issued to PDK, dated as of October
             31, 1995.
10.05*       Employment Agreement between the Company and Thomas A. Keith dated as of October 31, 1995, as amended.
10.06*       Employment Agreement between the Company and Raymond A. Aiken dated as of October 31, 1995, as amended.
10.07*       Form of December, 1995 Bridge Loan Agreements.
10.08*       Form of Selected Dealers' Agreement.
10.09*       1995 Stock Plan.
10.10*       Sales Agency Agreement between PDK and International Sales
             Association, Inc. dated as of April 3, 1995, as amended.
10.11**      Exclusive Supply Agreement between the Company and Superior
             Supplements, Inc. dated as of  May 31, 1996.
10.12**      Amendment to Supply Agreement between the Company and PDK dated as of December 13, 1996.
10.13**      Exclusive Supply and Licensing Agreement between the Company and
             PDK dated  March 24, 1997.
10.14**      Marketing Agreement between the Company and Body Dynamics, Inc.
             dated May 5, 1997.
10.15***     Amendment to Exclusive Supply and Licensing Agreement between the
             Company and PDK dated as of April 1, 1998

10.16****    Second Amendment to Supply and Licensing Agreement between the
             Company and PDK Labs Inc. dated as of November 1998.
10.17        Third Amendment to Supply and Licensing Agreement between the
             Company and PDK Labs Inc. dated as of January 1999.
10.18*****   Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc.
             and European   American Bank dated as of August 20, 1997 and
             certain material exhibits thereto.
10.19****    First Amendment and Waiver to Credit Agreement by and among PDK
             Labs Inc., Futurebiotics, Inc., European American Bank, Bank Leumi
             USA and National Bank of Canada dated as of February 18, 1998.
10.20****    Second Amendment to Credit Agreement by and among PDK Labs Inc.,
             Futurebiotics Inc. and European American Bank dated as of August
             13, 1998.
10.21        Company Guaranty to European American Bank dated August 13, 1998.

*      Incorporated by Reference to the Company's Registration Statement on Form
       SB-2, No.     33-80659.
** Incorporated by Reference to the Company's Form 10-KSB for the year ended March 31, 1997.
*** Incorporated by Reference to the Company's Form 10-KSB for the year ended March 31, 1998
**** Incorporated by Reference to PDK Labs Inc. Form 10K for the year ended November 30, 1998
***** Incorporated by Reference to PDK Labs Inc. Form 10K for the year ended November 30, 1997

(b) Reports on Form 8-K.

         None.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Compare Generiks, Inc.

     Report of independent certified public accountants                   F-1

     Balance sheet as of March 31, 1999                                   F-2

     Statements of operations for the years
       ended March 31, 1999 and 1998                                      F-3

     Statement of stockholders' equity for the
       years ended March 31, 1999 and 1998                                F-4

     Statements of cash flows for the years
       ended March 31, 1999 and 1998                                      F-5

     Notes to financial statements                                    F-6 - F-12

                          Independent Auditors' Report

Board of Directors and Stockholders
Compare Generiks, Inc.
Hauppauge, New York

We have audited the balance sheet of Compare Generiks, Inc. as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compare Generiks, Inc. as of March 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
May 7, 1999

                             COMPARE GENERIKS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 1999

         ASSETS (Note 11)
         ------

CURRENT ASSETS:
   Cash and cash equivalents                                        $    58,669
   Accounts receivable, net of $10,000 allowance for
     doubtful accounts                                                2,021,858
   Inventories                                                        7,750,282
   Prepaid expenses and other current assets                             88,071
   Deferred income tax asset (Note 6)                                    94,000
                                                                    -----------
       Total current assets                                          10,012,880

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (Note 3)                     60,000

PROPERTY AND EQUIPMENT (Note 4)                                          53,872

INTANGIBLE ASSETS, net (Note 5)                                         597,409

OTHER ASSETS                                                            115,633
                                                                    -----------
                                                                    $10,839,794
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   168,171
   Due to affiliate                                                   6,323,642
   Income tax payable                                                    10,761
   Dividends payable (Note 7)                                            30,000
                                                                    -----------
       Total current liabilities                                      6,532,574
                                                                    -----------
LICENSE FEE PAYABLE (Note 11)                                           500,000
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY: (Note 7)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 4,200,559 issued and outstanding                               420
   Preferred stock - Class A - $.0001 par value; authorized
     10,000,000 shares; 5,000,000 issued and outstanding                    500
   Preferred stock -  Class B - $.0001 par value; liquidation preference of $500,000; authorized 1,000,000 shares;
     500,000 issued and outstanding                                          50
   Additional paid-in capital                                         5,773,313
   Deficit                                                           (1,962,063)
                                                                    -----------
                                                                      3,812,220
   Less stock subscription receivable                                    (5,000)
                                                                    -----------
                                                                      3,807,220
                                                                    -----------
                                                                    $10,839,794
                                                                    ===========

                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                            March 31,
                                                 ------------------------------
                                                    1999               1998
                                                 -----------        -----------

REVENUE (Note 12)                                $31,722,659        $ 9,150,739
                                                 -----------        -----------
COSTS AND EXPENSES: (Notes 4, 5, 9 and 11)
   Cost of sales                                  28,044,742          4,357,209
   Selling, general and administrative             3,245,238          4,564,177
                                                 -----------        -----------
                                                  31,289,980          8,921,386
                                                 -----------        -----------
OPERATING INCOME                                     432,679            229,353
                                                 -----------        -----------
OTHER INCOME (EXPENSE):
   Loss on impairment of marketable
    securities (Note 3)                             (399,000)          (734,000)
   Interest expense                                   (2,129)            (1,577)
   Interest income                                        16              9,382
                                                 -----------        -----------
                                                    (401,113)          (726,195)
                                                 -----------        -----------
INCOME (LOSS) BEFORE INCOME
   TAX PROVISION (BENEFIT)                            31,566           (496,842)
INCOME TAX PROVISION (BENEFIT) (Note 6)               25,000            (87,000)
                                                 -----------        -----------
NET INCOME (LOSS)                                $     6,566        $  (409,842)
                                                 ===========        ===========
NET LOSS PER SHARE (Note 7)                            $(.01)             $(.12)
                                                       =====              =====
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING (Note 7)                      4,021,030          3,890,000
                                                  ==========         ==========





                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED MARCH 31, 1999 AND 1998

                               (Notes 3, 7 and 11)

                                                              Preferred Stock     Preferred Stock
                                          Common Stock            Class A             Class B
                                        25,000,000 Shares    10,000,000 Shares    1,000,000 Shares
                                        $.0001 Par Value     $.0001 Par Value     $.0001 Par Value
                                       ------------------    -----------------    ----------------   Additional
                                                     Par                  Par                 Par      Paid-in
                                        Shares      Value      Shares    Value    Shares     Value     Capital       Deficit
                                       ---------   ------    ---------   -----    -------    -----   ----------   ------------
Balance, March 31, 1997                3,890,000   $ 389     5,000,000   $500     500,000     $50    $5,273,344   $(1,438,787)

Dividends                                     -       -             -      -           -       -             -        (60,000)
Realized loss on investment
   available-for-sale securities              -       -             -      -           -       -             -             -
Net loss                                      -       -             -      -           -       -             -       (409,842)
                                       ---------   -----     ---------   ----     -------     ---    ----------   -----------
Balance, March 31, 1998                3,890,000     389     5,000,000    500     500,000      50     5,273,344    (1,908,629)

Common stock issued
   to satisfy obligation                 310,559      31            -      -           -       -        499,969            -
Dividends                                     -       -             -      -           -       -             -        (60,000)
Net income                                    -       -             -      -           -       -             -          6,566
                                       ---------   -----     ---------   ----     -------     ---    ----------   -----------
Balance, March 31, 1999                4,200,559   $ 420     5,000,000   $500     500,000     $50    $5,773,313   $(1,962,063)
                                       =========   =====     =========   ====     =======     ===    ==========   ===========


                                      Unrealized
                                       Holding
                                       Gain on
                                      Available-
                                       for-Sale    Subscription
                                      Securities    Receivable      Total
                                      ----------   ------------   ----------
Balance, March 31, 1997                $ 63,000       $(5,000)    $3,893,496

Dividends                                    -             -         (60,000)
Realized loss on investment
   available-for-sale securities        (63,000)           -         (63,000)
Net loss                                     -             -        (409,842)
                                       --------       -------     ----------
Balance, March 31, 1998                      -         (5,000)     3,360,654

Common stock issued
   to satisfy obligation                     -             -         500,000
Dividends                                    -             -         (60,000)
Net income                                   -             -           6,566
                                       --------       -------     ----------
Balance, March 31, 1999                $     -        $(5,000)    $3,807,220
                                       ========       =======     ==========





                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                           March 31,
                                                                --------------------------
                                                                    1999          1998
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $     6,566    $  (409,842)
                                                                -----------    -----------
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                                325,931        324,357
       Non-cash license fee                                         500,000        500,000
       Loss on impairment of marketable securities                  399,000        734,000
       Deferred tax benefit                                            --          (94,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                     (914,098)      (500,811)
           Inventories                                           (5,936,776)    (1,171,084)
           Prepaid expenses and other current assets                 97,268        (19,699)
           Other assets                                             110,367         63,706
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                     85,204       (513,199)
           Due to affiliate                                       5,332,112        411,111
           Income taxes payable                                      10,761           --
                                                                -----------    -----------
       Total adjustments                                              9,769       (265,619)
                                                                -----------    -----------
       Net cash provided by (used in) operating activities           16,335       (675,461)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                               --          (22,690)
                                                                -----------    -----------
       Net cash used in investing activities                           --          (22,690)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                   (65,000)       (85,000)
                                                                -----------    -----------
       Net cash used in financing activities                        (65,000)       (85,000)
                                                                -----------    -----------

Net decrease in cash and cash equivalents                           (48,665)      (783,151)

CASH AND CASH EQUIVALENTS, beginning of year                        107,334        890,485
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                          $    58,669    $   107,334
                                                                ===========    ===========



                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998

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

       h. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs approximated $106,000 and $171,000 for the years ended March 31, 1999 and 1998, respectively.

       i. Stock-based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

3.     Investment in Available-For-Sale Securities:

       At March 31, 1999, investment in available-for-sale securities consisted of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

       During the years ended March 31, 1999 and 1998, there was a decline in the market value of the common stock of Superior which, in the opinion of the Company's management, is considered to be other than temporary. Accordingly, the investment was written down to its estimated realizable value. The Company recorded a charge to operations of $399,000 and $734,000 during the years ended March 31, 1999 and 1998, respectively, for this impairment.

4.     Property and Equipment:

       Property and equipment, at cost, consist of the following at March 31, 1999:

       Machinery and equipment                               $  37,797
       Furniture and fixtures                                   24,229
       Leasehold improvements                                   17,456
                                                             ---------
                                                                79,482
       Less accumulated depreciation and amortization           25,610
                                                             ---------

                                                             $  53,872
                                                             =========

       Depreciation expense for the years ended March 31, 1999 and 1998 approximated $11,300 and $9,700, respectively.

5.     Intangible Assets:

       Intangible assets consist of the following at March 31, 1999:

       Customer lists                                                $1,350,000
       Covenant not to compete                                           41,667
       Patents and trademarks                                            74,320
       Goodwill                                                         176,242
       Other                                                             30,000
                                                                     ----------
                                                                      1,672,229
       Less accumulated amortization                                  1,074,820
                                                                     ----------
                                                                     $  597,409
                                                                     ==========

       Amortization expense approximated $314,700 for each of the years ended March 31, 1999 and 1998.

6.     Income Taxes:

       The provision (benefit) for income taxes consists of the following:

                                                          Years Ended
                                                           March 31,
                                                ------------------------------
                                                   1999                  1998
                                                ----------           ---------
       Current:
         Federal                                $   20,000           $      -
         State                                       5,000               7,000
                                                ----------           ---------
                                                    25,000               7,000
                                                ----------           ---------

       Deferred:
         Federal                                        -               (9,000)
         State                                          -              (85,000)
                                                ----------           ---------
                                                        -              (94,000)
                                                ----------           ---------

                                                $   25,000           $ (87,000)
                                                ==========           =========


       Net deferred income tax asset (liability) is composed of the following at March 31, 1999:

       Investment in available-for sale securities                   $ 404,000
       Intangible assets                                               256,000
       Other                                                            (7,000)
       Valuation allowance                                            (559,000)
                                                                     ---------

                                                                     $  94,000
                                                                     =========

       The valuation allowance decreased by $3,000 during the year ended March 31, 1999.

       The Company's effective tax rate for the years ended 1999 and 1998 differs from the Federal Statutory regular tax rate, principally as a result of adjustments to the valuation allowance for the net deferred tax asset.

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

          The Series A Preferred Shares rank senior to all common stock, do not have any right to the payment of any dividend, and has no liquidation preference.

          The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share and is callable by the Company after one year from the date of issuance. The Series B Preferred Stock ranks senior to all series of preferred and common stock. In the event of any voluntary or involuntary liquidation of the Company each share shall have a liquidation preference of $1.00. The Series B Preferred Stock is held by PDK Labs, Inc. ("PDK"), which is a major supplier of product to the Company and shares certain common management with the Company.

       b. Stock option plan

          The Company has adopted, subject to shareholder approval, a Stock Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. To date, no options have been granted under the Plan.

       c. Warrants/Options

          (i)   Class A Warrants

                In March 1996, the Company completed a public offering which included 345,000 Class A warrants, each entitling the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable at any time during the four year period commencing one year from the date of offering. The Class A Warrants are redeemable by the Company, for $.05 per warrant, if the average price of the common stock equal or exceeds $10.00 per share for any twenty trading days within a period of thirty consecutive trading days ending five days prior to the date of the notice of redemption.

          (ii)  Underwriter's warrants

                The Company issued to an underwriter warrants to purchase an additional 30,000 units at an exercise price of $12.00 per unit. Each unit consists of two shares of common stock and one Class A warrant. These warrants are exercisable for a period of four years, commencing one year from the date of the public offering.

          (iii) Bridge lender warrants

                The Company issued 3,000,000 Class A Warrants in connection with the conversion of $30,000 of convertible bridge notes. The value of these notes has been recorded as additional-paid-in capital.

       c. Warrants/Options  (Cont'd)

          (iv)  Employee options

                The Company has granted an employee options to purchase 100,000 shares of common stock at an exercise price equal to the price of the common shares in the initial public offering ($5.00 per share). The options are exercisable during the term of employment.

       d. Net loss per share

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

          Basic and diluted loss per share amounts were equivalent for the years ended March 31, 1999 and 1998.

          Net loss per share attributable to common shareholders was computed as follows:

                                                            Years Ended
                                                             March 31,
                                                    --------------------------
                                                       1999            1998
                                                    ----------       ---------
   Net income (loss)                                $    6,566       $(409,842)
   Dividends on preferred shares                        60,000          60,000
                                                    ----------       ---------

   Net loss attributable to common shareholders     $  (53,434)      $(469,842)
                                                    ==========       =========

       e. Reserved shares

          At March 31, 1999, the Company has 5,435,000 shares of common stock reserved for future issuances.

8.     Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

9.     Retirement Plans:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of any employee's earnings. The Company contributed approximately $16,200 and $8,800 to the Plan for the years ended March 31, 1999 and 1998, respectively.

10.    Supplementary Information - Statement of Cash Flows:

       Cash paid was as follows:

                                           Years Ended
                                            March 31,
                                    ----------------------
                                      1999            1998
                                    -------        -------

       Interest                     $ 2,129        $ 1,577
                                    =======        =======

       Income taxes                 $ 1,121        $11,273
                                    =======        =======

       During the year ended March 31, 1999, the Company issued 310,559 shares of common stock to satisfy an outstanding obligation of $500,000.

11.    Commitments and Contingencies:

       a. Supply agreements

          Pursuant to various Supply Agreements, expiring in 2001 and 2002. PDK Labs Inc. ("PDK") supplies certain of CGI's products at prices based upon PDK's material cost plus a specified mark-up. In addition, PDK is entitled to a royalty based upon the sales of certain products. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK Labs, Inc. This fee is payable, at the option of CGI, either in cash or in shares of CGI's common or preferred stock. During the year ended March 31, 1999, the Company issued to PDK 310,559 shares of common stock to satisfy the 1998 fee.

          The Company was party to an amended Exclusive Supply Agreement with a non-affiliated distributor (the "Distributor") under which PDK Labs, Inc. was granted the right to sell certain products directly to the Distributor's customers. This Agreement was terminated in March 1998, and subsequent to November 30, 1998 PDK Labs, Inc. and the Distributor entered into a settlement under which CGI incurred no liability. Royalty expense incurred under this agreement approximated $1,825,000 during the year ended March 31, 1998.

       b. Guarantee of indebtedness

          The Company is guarantor to certain bank facilities of PDK and its subsidiary. The facilities include a revolving credit agreement, providing for aggregate borrowings of up to $10,000,000 and a term loan facility providing for aggregate borrowings of up to $8,500,000. In addition, the lending institutions were granted a security interest in the Company's assets. At March 31, 1999, amounts outstanding under these facilities approximated $4,635,000.

12.    Government Regulation:

       The Company's products and/or its business operations are subject to regulation by one or more federal agencies, including the Federal Trade Commission ("FTC"), the United States Food and Drug Administration ("FDA"), the Consumer Product Safety Commission, Federal Drug Enforcement Administration ("DEA"), and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

       Several of the raw materials included in the Company's products are categorized as List 1 Chemicals by the Chemical Diversion Action of 1988. As such, the importation of these chemicals requires the filing of importation documents with the DEA. In addition, certain foreign countries require a "letter of non-objection" for the export of List 1 Chemicals. In 1998, the DEA advised PDK, the Company's principal supplier, that the DEA would not sign a letter of non-objection requested by PDK relating to the intended importation by the Company of a List 1 Chemical. Without the letter of non-objection PDK is unable to import the List 1 Chemical. To date, PDK has been able to meet its purchase requirements through domestic sources.

       The DEA has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. On March 10, 1998, the Company was notified by PDK that it had been notified by the DEA that they are investigating PDK'S pending registration. PDK supplies virtually the Company's entire product line pursuant to the agreements discussed in Note 11. The investigation involves PDK's purchase and the Company's distribution of List 1 chemicals. To date, the DEA has taken no formal action on the registrations. If the DEA denies PDK's and/or the Company's registration, then the Company and PDK will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then PDK would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals.

       The Company has applied for its own registration with the DEA. That registration remains pending, and the Company continues to operate under an exemption. Should the DEA ultimately deny the Company's registration, it would no longer be permitted to distribute these products.

       Sales of products containing List 1 Chemicals approximated $28,673,000 of revenue for the year ended March 31, 1999.

       The FDA has proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are marketed and sold by the Company from the over-the-counter market. During this past year, several states have already taken action to restrict, in some fashion, the sale of ephedrine, pseudoephedrine, and/or phenylpropanolamine ("PPA") containing products.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
                  June 24, 1999

                                        COMPARE GENERIKS, INC.

                                        By: /s/ Thomas A. Keith
                                            -------------------
                                            Thomas A. Keith
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                              Title                Date
---------                              -----                ----

/s/ Thomas A. Keith                    Director             June 24, 1999
----------------------
Thomas A. Keith

/s/ Theresa Giove                      Director             June 24, 1999
----------------------
Theresa Giove

/s/ Raveendra Nandigam                 Director             June 24, 1999
----------------------
Raveendra Nandigam

/s/ Virginia Sims                      Director             June 24, 1999
----------------------
Virginia Sims