Form 10QSB
period 1999-06-30
COMPARE GENERIKS INC
filed 1999-08-13
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended June 30, 1999


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

                                                       Yes ___X___    No ______


             Class                                 Outstanding at August 9, 1999
         -------------                             -----------------------------
         Common Stock                                       4,914,845

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED JUNE 30, 1999




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION Page

Item 1.           Financial Statements:

                  Balance sheet..............................................1

                  Statements of operations...................................2

                  Statements of cash flows...................................3

                  Notes to financial statements............................4-6

Item 2.           Management's discussion and analysis
                     of financial condition and results of
                     operations............................................7-8



PART II - OTHER INFORMATION

Item 1.           Legal proceedings..........................................9

SIGNATURES .................................................................10

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 1999


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $   306,216
   Accounts receivable, net of $10,000 allowance
     for doubtful accounts                                           2,607,346
   Inventories                                                       9,885,888
   Prepaid expenses and other current assets                           112,557
                                                                   -----------
     Total current assets                                           12,912,007

PROPERTY AND EQUIPMENT, net                                             51,055
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                             60,000
INTANGIBLE ASSETS, net                                                 518,746
DEFERRED TAX ASSET                                                     106,400
OTHER ASSETS                                                           198,966
                                                                   -----------
                                                                   $13,847,174
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $    81,381
   Due to affiliate                                                  9,192,270
   Dividend payable                                                     49,000
   Income tax payable                                                   53,161
                                                                   -----------
   Total current liabilities                                         9,375,812
                                                                   -----------

LICENSE FEE PAYABLE                                                    125,000
                                                                   -----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
     25,000,000 shares; 4,914,845 issued and
     outstanding                                                           491
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                       500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 900,000 issued
     and outstanding                                                        90
   Additional paid-in capital                                        6,273,202
   Accumulated deficit                                              (1,922,921)
                                                                   ------------
                                                                     4,351,362

     Less stock subscription receivable                                 (5,000)
                                                                   -----------
                                                                     4,346,362
                                                                   -----------
                                                                   $13,847,174
                                                                   ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                              ------------------
                                                                                   June 30,
                                                                                   --------
                                                                              1999             1998
                                                                              ----             ----
NET SALES                                                                 $10,701,627       $ 6,656,543
                                                                          -----------       -----------

COSTS AND EXPENSES:
    Cost of sales                                                           8,852,237         5,473,623
    Selling, general and administrative                                     1,743,158         1,106,708
                                                                          -----------       -----------
                                                                           10,595,395         6,580,331
                                                                          -----------       -----------

OPERATING INCOME                                                              106,232            76,212

INTEREST INCOME/(EXPENSE), net                                                    (90)              (74)
                                                                          -----------       -----------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                   106,142             76,138

PROVISION FOR INCOME TAXES                                                    48,000              2,300
                                                                          -----------       -----------

NET EARNINGS                                                              $    58,142       $    73,838
                                                                          ===========       ===========

NET EARNINGS PER SHARE                                                    $       .01       $       .02
                                                                          ===========       ===========

WEIGHTED AVERAGE
    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING                            4,545,928         3,890,000
                                                                          ===========       ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                              ------------------
                                                                                   June 30,
                                                                                   --------
                                                                              1999             1998
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                                            $   58,142          $  73,838
                                                                          ----------          ---------
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Amortization and depreciation                                         81,480             81,483
       Non-cash license fee                                                  125,000            125,000
       Deferred income tax benefit                                           (12,400)            (5,000)
       Changes in operating assets and liabilities:
           (Increase)/decrease in assets:
             Accounts receivable                                            (585,488)          (937,736)
             Inventories                                                  (2,135,606)          (913,524)
             Prepaid expenses and other current assets                       (24,486)            (3,673)
             Other assets                                                    (83,333)            10,000
           Increase/(decrease) in liabilities:
             Accounts payable and accrued expenses                           (86,790)           286,529
           Due to affiliate                                                2,868,628          1,316,795
           Income taxes payable                                               42,400                  -
                                                                          ----------          ---------
           Total adjustments                                                 189,405            (40,126)
                                                                          ----------          ---------
   Net cash provided by operating activities                                 247,547             33,712
                                                                          ----------          ---------

Net increase in cash and cash equivalents                                    247,547             33,712

CASH AND CASH EQUIVALENTS, beginning of period                                58,669            107,334
                                                                          ----------          ---------

CASH AND CASH EQUIVALENTS, end of period                                  $  306,216          $ 141,046
                                                                          ==========          =========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1999



1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended June 30, 1999 and 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


3.       Inventories:

         Inventories, consisting principally of finished goods at June 30, 1999 have been estimated using the gross profit method.


4.       Investment in Available-For-Sale Securities:

         At June 30, 1999, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock. The investment has been recorded at its estimated realizable value.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1999
                                   (Continued)



5.       Income Taxes:

         Net deferred income tax asset (liability) is composed of the following at June 30, 1999:

         Unrealized holding gain on available-for-sale securities                                 $   404,000
         Intangible assets                                                                            274,000
         Other                                                                                         (8,000)
         Valuation allowance                                                                         (563,600)
                                                                                                 -------------
                                                                                                  $   106,400



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

         Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the three month periods ended June 30, 1999 and 1998 totaled $19,000 and $15,000, respectively.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED JUNE 30, 1999
                                   (Continued)



6.       Stockholders' Equity: (Continued)

         Net earnings available to common shareholders was computed as follows:

                                                     Three Months Ended
                                                     ------------------
                                                          June 30,
                                                          --------
                                                         (Unaudited)

                                                   1999                 1998
                                                   ----                 ----

Net earnings                                    $   58,142          $   73,838
Dividends                                           19,000              15,000
                                                ----------          ----------
Earnings available to
  common shareholders                           $   39,142          $   58,838
                                                ----------          ----------
Weighted average number
  of shares                                     $4,545,928          $3,890,000
                                                ----------          ----------
Earnings per common
  share                                         $      .01          $      .02
                                                ==========          ==========



7.      Commitments:

         The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. Under the payment terms of this Agreement, the purchase price of the products was set at a (i) base price plus (ii) the difference between 93% of the sales price to the Company's customers and the base price. The Agreement also prohibits PDK from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock. In May 1999, the Company issued to PDK 714,286 shares of common stock and 400,000 shares of Series B preferred stock to satisfy the 1999 fee. Included in selling, general and administrative expenses is $125,000 of this license fee for the three months ended June 30, 1999.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Net sales for the three month periods ended June 30, 1999 and 1998 were approximately $10,702,000 and $6,657,000, respectively. The sales growth reflects significant increases in sales of the "Max Brand" product line. Gross profit for the three month period ended June 30, 1999 and 1998 approximated $1,849,000 (17% of sales) and $1,183,000 (18% of sales), respectively.

         The Company is operating under an Exclusive Supply and Licensing Agreement with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "MaxBrand" and Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. The payment terms of the agreement provides for the purchase price of products and an annual license fee of $500,000 payable to PDK. The license fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock.

         Selling, general and administrative expenses approximated $1,743,000 and $1,107,000 for the three month periods ended June 30, 1999 and 1998, respectively. As a percentage of sales, these amounts represent 16% and 17% respectively.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has tested and implemented its IT systems and non-IT systems. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.


Liquidity and Capital Resources

         As of June 30, 1999, the Company had working capital of approximately $3,536,000.

         The Company's statement of cash flows reflects net cash provided by operating activities of approximately $248,000, primarily due to (i) net income of $58,000, (ii) increases in liabilities such as due to affiliate ($2,869,000), and income taxes payable ($42,000), (iii) adjustments for depreciation and amortization expense ($81,000) and a noncash license fee ($125,000), offset by
(iv) increases in operating assets such as accounts receivable ($585,000), inventories ($2,136,000), and other assets ($83,000), and (v) decreases in liabilities such as accounts payable ($87,000).

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



         In May 1999, the Company issued 714,286 shares of common stock and 400,000 shares of Series B preferred stock to satisfy an outstanding obligation of $500,000.

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

PART II - OTHER INFORMATION



         Item 1 - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-KSB for the year ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMPARE GENERIKS, INC.



                                    Dated:   August 11, 1999


                                    By: /s/ Thomas A. Keith
                                       -----------------------------------
                                          Thomas A. Keith
                                          President and Chief Executive
                                          Officer
                                          Chief Financial Officer