Form 10QSB
period 1999-09-30
COMPARE GENERIKS INC
filed 1999-10-29
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-27804


                             COMPARE GENERIKS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                    11-3289396
   -------------------------------                  ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)


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
                                    Yes X    No
                                       ---     ---

            Class                     Outstanding at October 25, 1999
         ------------                 -------------------------------
         Common Stock                            4,914,845

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                       SIX MONTHS ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance sheet.....................................................  1

          Statements of operations..........................................  2

          Statements of cash flows..........................................  3

          Notes to financial statements.....................................4-6

Item 2.   Management's discussion and analysis
             of financial condition and results of
             operations.....................................................7-8


PART II - OTHER INFORMATION

Item 1.   Legal proceedings.................................................  9

SIGNATURES ................................................................. 10

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 1999

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $    281,809
   Accounts receivable, net of $10,000 allowance
     for doubtful accounts                                            2,400,535
   Inventories                                                       10,353,056
   Prepaid expenses and other current assets                            285,705
                                                                   ------------
     Total current assets                                            13,321,105

PROPERTY AND EQUIPMENT, net                                              48,237
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                              60,000
INTANGIBLE ASSETS, net                                                  440,081
DEFERRED TAX ASSET                                                      112,400
OTHER ASSETS                                                            148,444
                                                                   ------------
                                                                   $ 14,130,267
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $     95,201
   Due to affiliate                                                   9,201,347
   Dividend payable                                                      76,000
   Income tax payable                                                   130,686
                                                                   ------------
   Total current liabilities                                          9,503,234
                                                                   ------------

LICENSE FEE PAYABLE                                                     250,000
                                                                   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
     25,000,000 shares; 4,914,845 issued and
     outstanding                                                            491
   Preferred stock, Class A, $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                        500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 900,000 issued
     and outstanding                                                         90
   Additional paid-in capital                                         6,273,202
   Accumulated deficit                                               (1,892,250)
                                                                   ------------
                                                                      4,382,033
     Less stock subscription receivable                                  (5,000)
                                                                   ------------
                                                                      4,377,033
                                                                   ------------
                                                                   $ 14,130,267
                                                                   ============

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six Months Ended                    Three Months Ended
                                                       September 30,                        September 30,
                                             -------------------------------       -------------------------------
                                                 1999               1998               1999               1998
                                             ------------       ------------       ------------       ------------
NET SALES                                    $ 19,547,695       $ 14,614,706       $  8,846,068       $  7,958,163
                                             ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
    Cost of sales                              17,529,684         13,058,327          7,670,661          7,140,187
    Selling, general and administrative         1,779,068          1,390,270          1,042,696            728,079
                                             ------------       ------------       ------------       ------------
                                               19,308,752         14,448,597          8,713,357          7,868,266
                                             ------------       ------------       ------------       ------------
OPERATING INCOME                                  238,943            166,109            132,711             89,897

INTEREST INCOME/(EXPENSE), net                     (1,130)              (632)            (1,040)              (558)
                                             ------------       ------------       ------------       ------------
EARNINGS BEFORE PROVISION
    FOR INCOME TAXES                              237,813            165,477            131,671             89,339

PROVISION FOR INCOME TAXES                        122,000              3,665             74,000              1,365
                                             ------------       ------------       ------------       ------------
NET EARNINGS                                 $    115,813       $    161,812       $     57,671       $     87,974
                                             ============       ============       ============       ============
NET EARNINGS PER SHARE                       $        .02       $        .03       $        .01       $        .02
                                             ============       ============       ============       ============
WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                                 4,735,298          3,890,000          4,914,845          3,890,000
                                             ============       ============       ============       ============

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Six Months Ended
                                                                     September 30,
                                                            -----------------------------
                                                                1999              1998
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $   115,813       $   161,812
                                                            -----------       -----------
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Amortization and depreciation                           162,963           162,965
       Non-cash license fee                                     250,000           250,000
       Deferred income tax benefit                              (18,400)            2,000
       Changes in operating assets and liabilities:
           (Increase)/decrease in assets:
             Accounts receivable                               (378,677)         (553,426)
             Inventories                                     (2,602,774)       (5,071,201)
             Prepaid expenses and other current assets         (197,634)          (26,773)
             Other assets                                       (32,811)            6,000
           Increase/(decrease) in liabilities:
             Accounts payable and accrued expenses              (72,970)           34,430
           Due to affiliate                                   2,877,705         5,038,218
             Income taxes payable                               119,925                --
                                                            -----------       -----------
           Total adjustments                                    107,327          (157,787)
                                                            -----------       -----------
   Net cash provided by operating activities                    223,140             4,025
                                                            -----------       -----------
Net increase in cash and cash equivalents                       223,140             4,025

CASH AND CASH EQUIVALENTS, beginning of period                   58,669           107,334
                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                    $   281,809       $   111,359
                                                            ===========       ===========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 1999

1.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six month periods ended September 30, 1999 and 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior periods financial statements to conform with the classifications used for the six months ended September 30, 1999.

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

3.   Inventories:

     Inventories, consisting principally of finished goods at September 30, 1999 have been estimated using the gross profit method.

4.   Investment in Available-For-Sale Securities:

     At September 30, 1999, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock. The investment has been recorded at its estimated realizable value.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 1999
                                   (Continued)

5.   Income Taxes:

     Net deferred income tax asset (liability) is composed of the following at September 30, 1999:

     Unrealized holding gain on available-for-sale securities        $ 396,000
     Intangible assets                                                 289,000
     Other                                                              (7,900)
     Valuation allowance                                              (564,700)
                                                                     ---------
                                                                     $ 112,400
                                                                     =========

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

     Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the six month periods ended September 30, 1999 and 1998 totaled $46,000 and $30,000 respectively.

     Net earnings available to common shareholders was computed as follows:


                                  Six Months Ended              Three Months Ended
                                    September 30,                  September 30,
                                     (Unaudited)                    (Unaudited)
                             --------------------------      --------------------------
                                1999            1998            1999            1998
                             ----------      ----------      ----------      ----------
Net earnings                 $  115,813      $  161,812      $   57,671      $   87,974
Dividends                        46,000          30,000          27,000          15,000
                             ----------      ----------      ----------      ----------
Earnings available to
  common shareholders        $   69,813      $  131,812      $   30,671      $   72,974
                             ----------      ----------      ----------      ----------
Weighted average number
  of shares                   4,735,298       3,890,000       4,914,845       3,890,000
                             ----------      ----------      ----------      ----------
Earnings per common
  share                      $      .02      $      .03      $      .01      $      .02
                             ==========      ==========      ==========      ==========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 1999
                                   (Continued)

7.   Commitments:

     The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. Under the payment terms of this Agreement, the purchase price of the products was set at a (i) base price plus (ii) the difference between 93% of the sales price to the Company's customers and the base price. The Agreement also prohibits PDK from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock. In May 1999, the Company issued to PDK 714,286 shares of common stock and 400,000 shares of Series B preferred stock to satisfy the 1999 fee. Included in selling, general and administrative expenses is $250,000 and $250,000 of this license fee for the six months ended September 30, 1999 and 1998, respectively.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the six and three month periods ended September 30, 1999 were approximately $19,548,000 and $8,846,000, respectively, as compared to $14,615,000 and $7,958,000 in the corresponding periods of the prior year. The sales growth reflects significant increases in sales of the "Max Brand" product line. Gross profit for the six and three month period ended September 30, 1999 approximated $2,018,000 (10% of sales) and $1,175,000 (13% of sales), respectively as compared to $1,556,000 (11% of sales) and $818,000 (10% of sales) in the corresponding periods of the prior year.

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

     Selling, general and administrative expenses approximated $1,779,000 (9% of sales) and $1,043,000 (12% of sales) for the six and three month periods ended September 30, 1999, respectively,. as compared to $1,390,000 (10% of sales) and $728,000 (9% of sales) for the corresponding periods in 1998.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and satisfactorily tested and implemented remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had working capital of approximately $3,818,000.

     The Company's statement of cash flows reflects net cash provided by operating activities of approximately $223,000 primarily due to (i) net income of $116,000, (ii) increases in liabilities such as due to affiliate ($2,878,000), and income taxes payable ($120,000 ), (iii) adjustments for depreciation and amortization expense ($163,000) and a noncash license fee ($250,000), offset by (iv) increases in operating assets such as accounts receivable ($379,000), inventories ($2,603,000), and other assets ($33,000).

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


                                      COMPARE GENERIKS, INC.


                                      Dated: October 27, 1999


                                      By: /s/ Thomas A. Keith
                                          -------------------------------
                                          Thomas A. Keith
                                          President and Chief Executive Officer
                                          Chief Financial Officer