Form 10QSB
period 1999-12-31
COMPARE GENERIKS INC
filed 2000-02-10
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1999

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

                                 60 Davids Drive
                               Hauppauge, New York
                               -------------------
                    (Address of principal executive offices)

                                      11788
                                      -----
                                   (Zip Code)
                                   ----------

                                 (800) 342-6555
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes    X        No
                                                          -------        -------

       Class                                     Outstanding at February 7, 2000
    ------------                                 -------------------------------
    Common Stock                                           4,914,845

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                       NINE MONTHS ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements:

         Balance sheet.........................................................1

         Statements of operations..............................................2

         Statements of cash flows..............................................3

         Notes to financial statements.......................................4-6

Item 2.  Management's discussion and analysis
          of financial condition and results of
          operations.........................................................7-8


PART II - OTHER INFORMATION

Item 1.  Legal proceedings.....................................................9

SIGNATURES ...................................................................10

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                DECEMBER 31, 1999

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $      2,341
   Accounts receivable, net of $10,000 allowance
     for doubtful accounts                                            2,957,664
   Inventories                                                       11,627,510
   Prepaid expenses and other current assets                            252,401
                                                                   ------------
     Total current assets                                            14,839,916

PROPERTY AND EQUIPMENT, net                                              45,420
INVESTMENT IN AVAILABLE FOR SALE SECURITIES                              60,000
INTANGIBLE ASSETS, net                                                  361,415
DEFERRED TAX ASSET                                                      150,400
OTHER ASSETS                                                            265,007
                                                                   ------------
                                                                   $ 15,722,158
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $    170,947
   Due to affiliate                                                  10,505,333
   Dividend payable                                                      36,000
   Income tax payable                                                   206,686
                                                                   ------------
   Total current liabilities                                         10,918,966
                                                                   ------------

LICENSE FEE PAYABLE                                                     375,000
                                                                   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value, authorized
     25,000,000 shares; 4,914,845 issued and
     outstanding                                                            491
   Preferred stock,  Class A,  $.0001 par value;
     authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                        500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 900,000 issued
     and outstanding                                                         90
   Additional paid-in capital                                         6,273,202
   Accumulated deficit                                               (1,841,091)
                                                                   ------------
                                                                      4,433,192
     Less stock subscription receivable                                  (5,000)
                                                                   ------------
                                                                      4,428,192
                                                                   ------------
                                                                   $ 15,722,158
                                                                   ------------

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months Ended                                   Three Months Ended
                                                     December 31,                                        December 31,
                                           1999                     1998                        1999                       1998
                                           ----                     ----                        ----                       ----
NET SALES                               $ 29,556,710             $ 22,687,943               $ 10,009,015               $  8,073,237
                                        ------------             ------------               ------------               ------------

COSTS AND EXPENSES:
    Cost of sales                         26,255,326               20,291,109                  8,725,642                  7,232,782
    Selling, general and administrative    2,945,582                2,154,217                  1,166,514                    763,947
                                        ------------             ------------               ------------               ------------
                                          29,200,908               22,445,326                  9,892,156                  7,996,729
                                        ------------             ------------               ------------               ------------

OPERATING INCOME                             355,802                  242,617                    116,859                     76,508

INTEREST INCOME/(EXPENSE), net                (1,830)                  (1,076)                      (700)                      (444)
LOSS ON IMPAIRMENT OF
    MARKETABLE SECURITIES                       --                   (349,000)                      --                     (349,000)
                                        ------------             ------------               ------------               ------------

EARNINGS (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                         353,972                 (107,459)                   116,159                   (272,936)

PROVISION FOR INCOME TAXES                   160,000                    5,326                     38,000                      1,661
                                                                 ------------               ------------               ------------

NET EARNINGS (LOSS)                     $    193,972             $   (112,785)              $     78,159               $   (274,597)
                                        ============             ============               ============               ============

NET EARNINGS (LOSS) PER SHARE           $        .03             $       (.04)              $        .01               $       (.07)
                                        ============             ============               ============               ============

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OF COMMON STOCK
    OUTSTANDING                            4,795,364                3,961,146                  4,914,845                  4,102,665
                                        ============             ============               ============               ============

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                December 31,
                                                                        1999                     1998
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                               $   193,972               $  (112,785)
                                                                   -----------               -----------
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
    Amortization and depreciation                                      244,446                   244,448
    Non-cash license fee                                               375,000                   375,000
    Deferred income tax benefit                                        (56,400)                    9,000
    Loss on impairment of marketable securities                           -                      349,000
    Changes in operating assets and liabilities:
        (Increase)/decrease in assets:
          Accounts receivable                                         (935,806)               (1,259,103)
          Inventories                                               (3,877,228)               (6,710,571)
          Prepaid expenses and other current assets                   (164,330)                   (2,800)
          Other assets                                                (149,374)                   10,275
        Increase in liabilities:
          Accounts payable and accrued expenses                          2,776                   227,650
          Due to affiliate                                           4,181,691                 6,827,552
          Income taxes payable                                         195,925                      -
                                                                   -----------               -----------
          Total adjustments                                           (183,300)                   70,451
                                                                   -----------               -----------
  Net cash provided by (used in) operating activities                   10,672                   (42,334)
                                                                   -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                      (67,000)                  (65,000)
                                                                   -----------               -----------
   Net cash used in financing activities                               (67,000)                  (65,000)
                                                                   -----------               -----------

Net decrease in cash and cash equivalents                              (56,328)                 (107,334)

CASH AND CASH EQUIVALENTS, beginning of period                          58,669                   107,334
                                                                   -----------               -----------

CASH AND CASH EQUIVALENTS, end of period                           $     2,341               $     -
                                                                   ===========               ===========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       NINE MONTHS ENDED DECEMBER 31, 1999

1.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine month periods ended December 31, 1999 and 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior periods financial statements to conform with the classifications used for the nine months ended December 31, 1999.


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

3.   Inventories:

     Inventories, consisting principally of finished goods at December 31, 1999 have been estimated using the gross profit method.


4.   Investment in Available-For-Sale Securities:

     At December 31, 1999, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock. The investment has been recorded at its estimated realizable value.

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       NINE MONTHS ENDED DECEMBER 31, 1999
                                   (Continued)


5.   Income Taxes:

     Net deferred income tax asset (liability) is composed of the following at December 31, 1999:

     Unrealized holding gain on available-for-sale securities     $   396,000
     Intangible assets                                                307,000
     Other                                                             (6,600)
     Valuation allowance                                             (546,000)
                                                                  -----------
                                                                  $   150,400
                                                                  ===========

6.   Stockholders' Equity:

     Earnings per common share is computed by dividing net earnings less dividends on Series B preferred shares by the weighted average number of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is anti-dilutive.

     Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the nine month periods ended December 31, 1999 and 1998 totaled $73,000 and $45,000 respectively.


     Net earnings/(loss) available to common shareholders was computed as follows:

                                                    Nine Months Ended                                  Three Months Ended
                                                       December 31,                                        December 31,
                                                       (Unaudited)                                         (Unaudited)
                                              1999                     1998                      1999                     1998
                                              ----                     ----                      ----                     ----
Net earnings (loss)                       $   193,972              $  (112,785)              $    78,159              $  (274,597)
Dividends                                      73,000                   45,000                    27,000                   15,000
                                          -----------              -----------               -----------              -----------
Earnings (loss) available to
  common shareholders                     $   120,972              $  (157,785)              $    51,159              $  (289,597)
                                          -----------              -----------               -----------              -----------
Weighted average number
  of shares                                 4,795,364                3,961,146                 4,914,845                4,102,665
                                          -----------              -----------               -----------              -----------
Earnings (loss) per common
  share                                   $       .03              $      (.04)              $       .01              $      (.07)
                                          ===========              ===========               ===========              ===========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       NINE MONTHS ENDED DECEMBER 31, 1999
                                   (Continued)

7.   Commitments:

     The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. Under the payment terms of this Agreement, the purchase price of the products was set at a (i) base price plus (ii) the difference between 93% of the sales price to the Company's customers and the base price. The Agreement also prohibits PDK from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock. In May 1999, the Company issued to PDK 714,286 shares of common stock and 400,000 shares of Series B preferred stock to satisfy the 1999 fee. Included in selling, general and administrative expenses is $375,000 of this license fee for each of the nine months ended December 31, 1999 and 1998, respectively.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the nine and three month periods ended December 31, 1999 were approximately $29,557,000 and $10,009,000, respectively, as compared to $22,688,000 and $8,073,000 in the corresponding periods of the prior year. The sales growth reflects a significant increase in sales of the "Max Brand" product line and sales of a new product line. Gross profit for the nine and three month period ended December 31, 1999 approximated $3,301,000 (11% of sales) and $1,283,000 (13% of sales), respectively as compared to $2,397,000 (11% of sales) and $840,000 (10% of sales) in the corresponding periods of the prior year.

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

     Selling, general and administrative expenses approximated $2,946,000 (10% of sales) and $1,167,000 (12% of sales) for the nine and three month periods ended December 31, 1999, respectively, as compared to $2,154,000 (9% of sales) and $764,000 (9% of sales) for the corresponding periods in 1998.

     The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of December 31, 1999, the Company had working capital of approximately $3,921,000.

     The Company's statement of cash flows reflects net cash provided by operating activities of approximately $11,000 primarily due to (i) net income of $194,000, (ii) increases in liabilities such as due to affiliate ($4,181,000), and income taxes payable ($196,000 ), (iii) adjustments for depreciation and amortization expense ($244,000) and a noncash license fee ($375,000), offset by
(iv) increases in operating assets such as accounts receivable ($936,000), inventories ($3,877,000), prepaid expenses and other current assets ($164,000) and other assets ($149,000). Net cash used in financing activities approximated $67,000 representing payment of cash dividends.


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


                                             COMPARE GENERIKS, INC.



                                             Dated: February 9, 2000


                                             By:/s/ Thomas A. Keith
                                                -------------------
                                                Thomas A. Keith
                                                President and Chief Executive
                                                Officer
                                                Chief Financial Officer