Form 10KSB
period 2000-03-31
COMPARE GENERIKS INC
filed 2000-06-29
CIK 1005283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended March 31, 2000

Commission File No. 0-27804

                             COMPARE GENERIKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                11-3289386
               ---------                               ----------
   (State of or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization

      60 Davids Drive, Hauppauge, New York                     11788
      -------------------------------------                    -----
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year were $41,310,000.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 26, 2000, was approximately $1,323,000.

      Number of shares outstanding of the issuer's common stock, as of June 26, 2000 was 4,914,845.

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

Manufacturing and Suppliers

      The Company has purchased a majority of its products from PDK Labs Inc. , a New York Corporation ("PDK"), pursuant to a Supply Agreement dated October 31, 1995, as amended, (the "Supply Agreement'), and an Exclusive Supply and Licensing Agreement dated March 24, 1997, as amended, (the "Licensing Agreement"). The Company purchases certain products in the Energex Plus and Compare Generiks product lines from PDK pursuant to the Supply Agreement at prices based on PDK's material cost plus a specified mark-up. The Company was granted an exclusive license to use the trademarks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names pursuant to the Licensing Agreement. The Company agreed to pay PDK an annual license fee for such rights, payable, at the option of the Company, either in cash, in shares of the Company's common stock or shares of the Company's Series B Preferred Stock. The Company satisfied the license fee due for the most recently completed fiscal year in cash. PDK supplies the Company with certain products pursuant to the Licensing Agreement at prices specified in the Amendment to the Licensing Agreement dated May 1, 1999. In addition, PDK is entitled to an additional payment based on a percentage of the difference between the sales price to the Company's customers and the price paid to PDK. The Company also entered into an Exclusive Supply Agreement with a formerly affiliated third party pursuant to which the third party agreed to supply the Company with all of the Company's requirements for certain vitamin and nutritional supplements.

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

Trademarks and Service Marks

      The trademarks Energex Plus and Compare Generiks and an application for a mechanical patent for the Compare Generiks tablet display and dispenser are the property of the Company and have been assigned to the Company by PDK. The trademarks have been registered and a patent application filed with the United States Patent and Trademark Office ("PTO"). The trademarks Max Brand and HeadsUp have been licensed to the Company by PDK under the Licensing Agreement, as amended. In consideration for this Licensing Agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock or shares of the Company's Series B Preferred Stock and the Company satisfied the license fee due during the 2000 fiscal year in cash. To the Company's knowledge, the Company has the common law right to use such trademarks on, and the mechanical patent with, its products and in the marketing of its services. The Company has retained trademark counsel and a patent agent and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Management and Employees

      As of June 20, 2000, the Company employed a total of three (3) employees on a full time basis (two (2) employees in sales and marketing and one (1) person in administration and finances).

      The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Government Regulation

      The Company's products and its business operations are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities may also be regulated by various agencies of the states and localities in which the Company's products are sold.

      In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. On March 17, 1999, the FDA published final regulations which will require the re-labeling of the OTC drug products. The regulation, which became effective April 16, 1999, requires that companies begin phase-in of the new label format commencing May 2001. There is no reason to expect that compliance with this regulation will affect the Company any differently than any other industry member.

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

      On March 10, 1998, the Company was notified by PDK, which supplies the Company with certain products containing a List 1 Chemical, that PDK had been notified by the Drug Enforcement Administration ("DEA") that they are investigating PDK's pending registration. The investigation involves PDK's purchase and the Company's distribution of List 1 Chemicals. To date, the DEA has taken no formal action on the registrations. If the DEA denies PDK's and/or the Company's registration, then the Company and PDK will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny PDK's registration, then PDK would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals and would not be able to distribute those products to the Company. In addition, if the final determination is to deny the Company's registration, then the Company would no longer be permitted to distribute products that contain List 1 Chemicals. Sales of products containing this List 1 Chemical were approximately $37,040,000 (representing 90% of the Company's net sales) for the year ended March 31, 2000.

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

Conflict of Interests

      At present, PDK supplies a majority of the Company's products as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels. The Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, one of PDK's Board of Directors, Thomas A. Keith is also the President, Chief Executive Officer, Chief Financial Officer and the Vice President of Manufacturing of PDK, Raveendra Nandigam, is also a Director of the Company. Because of PDK's role as a significant supplier to the Company and as a holder of 17.8% of the Company's voting securities, certain conflicts of interest may occur between the Company and PDK. In such instances, members of the Board of Directors who are also members of the PDK Board of Directors may be precluded from participating in corporate decisions. Although the Board of Directors of the Company has not adopted any written policy on this matter, the Delaware Corporation Law contains specific provisions governing such conflicts.

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

      Several of the raw materials used by the Company in its manufacturing process are categorized as List I Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List I Chemicals. Without the letter of non-objection the Company is unable to import the List 1 Chemical.

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

      The Drug Enforcement Administration (the "DEA") has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Previously, the restrictions were limited to certain ephedrine products. The restrictions on pseudoephedrine and PPA became effective in October 1997 and DEA registration requirements are now effective. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. There are certain registration exemptions in place for retail stores. The Company has applied for its own registration with the DEA. That registration remains pending and the Company continues to operate under an exemption. The Company is not able to engage in any importation activities until such time as the DEA approves its registration Should the DEA ultimately deny the Company's registration, it would no longer be permitted to manufacture and distribute these products, though it would have the option of seeking legal redress challenging the validity of any such activity by the DEA. The Company's customers who have not applied for such registration or have been rejected, can no longer market the Company's products containing the three ingredients in question.

      Thus, the DEA, registration, identification, record keeping, and reporting requirements may adversely affect the Company's sales of these products.

      On March 10, 1998, the Company was notified by PDK, which supplies the Company with certain products containing a List 1 Chemical, that PDK had been notified by the Drug Enforcement Administration ("DEA") that they are investigating PDK's and the Company's pending registration. The investigation involves PDK's purchase and the Company's distribution of List 1 Chemicals. To date, the DEA has taken no formal action on the registrations. If the DEA denies PDK's and/or the Company's registration, then the Company and PDK will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny PDK's registration, then PDK would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals and would not be able to distribute those products to the Company. In addition, if the final determination is to deny the Company's registration, then the Company would no longer be permitted to distribute products that contain List 1 Chemicals. Sales of products containing this List 1 Chemical were approximately $37,040,000 (representing 90% of the Company's net sales) for the year ended March 31, 2000.

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

            Dependence on Certain Products. Although the Company distributes in excess of 20 products, approximately 90% of the Company's revenue in fiscal 2000 was from the sale of products containing List 1 Chemicals. The inability of the Company to sell such products, for any reason, would have a material adverse effect upon the business and financial condition of the Company.

            No Cash Dividends. The Company has not paid any cash dividends on its common stock and, in view of its capital needs, does not presently plan to pay any cash dividends except in accordance with the terms of the Series B Preferred Stock.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

      The Common Stock and Class A Warrants are quoted and traded on the OTC Bulletin Board under the symbols COGE and COGEW.

      The following table indicates the high and low prices for the Company's Common Stock and Class A Warrants for the period up to March 31, 2000. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common
Stock

            1999 Fiscal Year             Quoted Price
            ----------------             ------------
                                         High        Low
                                         ----        ---

            First Quarter                2 1/2       1 7/16
            Second Quarter               2           15/32
            Third Quarter                5/8         2/32
            Fourth Quarter               9/16        1/8

            2000 Fiscal Year             Quoted Price
            ----------------             ------------
                                         High        Low
                                         ----        ---

            First Quarter                19/64       1/8
            Second Quarter               13/32       5/32
            Third Quarter                9/64        5/64
            Fourth Quarter               1           3/32

Class A  Warrants

            1999 Fiscal Year             Quoted Price
            ----------------             ------------
                                         High        Low

            First Quarter                18/32       6/32
            Second Quarter               13/32       3/32
            Third Quarter                6/32        1/64
            Fourth Quarter               1/64        1/64

            2000 Fiscal Year             Quoted Price
            ----------------             ------------
                                         High        Low
                                         ----        ---
                                         1/16        1/16
            First Quarter                1/16        1/16
            Second Quarter               1/16        1/16
            Third Quarter                1/16        1/16
            Fourth Quarter               1/16        1/16

      On June 26, 2000 the closing price of the Common Stock as reported on the OTC Bulletin Board was $.34. On June 26, 2000 the closing price for the Class A Warrants reported on the OTC Bulletin Board was $.0625. On June 26, 2000 there were 124 holders of record of Common Stock.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

       Fiscal Year 2000 compared to Fiscal Year 1999

      Net sales for the fiscal year ended 2000 were $41,310,000 as compared to net sales in 1999 of $31,723,000. The sales growth reflects a significant increase in sales of the "Max Brand" product line and sales of a new product line. Gross profit amounted to $4,760,000 (12% of sales) in 2000 as compared to $3,678,000 (12% of sales) in 1999.

      The Company is operating under an Exclusive Supply and Licensing Agreement (the "Exclusive Agreement") with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "MaxBrand" and "Heads Up" brands of OTC's and the exclusive right to distribute products bearing such names. The payment terms of the agreement provides for the purchase price of products and an annual license fee of $500,000 payable to PDK. The license is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock.

      Selling, general and administrative expenses approximated $4,300,000 in 2000 and $3,245,000 in 1999. As a percentage of sales, selling, general and administrative expenses approximated 10% in each year.

      The Company has satisfactorily implemented a plan to ensure that its Systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

       Fiscal Year 1999 compared to Fiscal Year 1998

      Net sales for the fiscal year ended 1999 were approximately $31,723,000 as compared to net sales in 1998 of $9,151,000. The increase in sales is principally attributable to the Exclusive Supply and Licensing Agreement with PDK. Gross profit amounted to $3,678,000 (12% of sales) in 1999 as compared to $4,794,000 (52% of sales) in 1998. The percentage decrease is attributable to the Company amending the payment terms of its Exclusive Agreement with PDK covering the purchase of product in the "Max Brand" and "Heads Up" product ranges.

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

      Management believes that inflation did not have a material effect on operations or financial condition in 2000, 1999 or 1998. Management also believes that its business in not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

      As of March 31, 2000, the Company had working capital of $3,826,000.

      The Company's statement of cash flows reflects cash provided by operating activities of approximately $115,000, primarily due to net income of $270,000, adjustments for depreciation and amortization expense ($322,000), a noncash license fee ($500,000), and increases in liabilities such as due to affiliate ($1,242,000) and income taxes payable ($93,000), offset by increases in operating assets such as accounts receivable ($794,000), inventories ($1,145,000) and prepaid expenses ($231,000), and a decrease in accounts payable ($109,000).

      Net cash used in financing activities approximated $121,000 representing payments of cash dividends.

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

      The Company expects to meet its cash requirements from operations

Item 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

Name                        Age                Position(s) with the Company
----                        ---                ----------------------------

Thomas A. Keith             39                 President, Chief Executive
                                               Officer, Chief Financial Officer
                                               and Director

Theresa Spinello            41                 Director

Raveendra Nandigam          50                 Director

Virginia Sims               40                 Director

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

Theresa Spinello has been a Director of the Company since December 1, 1997 and has been engaged in the practice of psychotherapy since 1990. From 1989 to 1991, she was a Director of the Adolescent Wellness Center at North Shore University Hospital. She is on the faculty at Adelphi University where she is a professor in the Graduate Social Work Department. Ms. Spinello has a B.S. degree from New York Institute of Technology and a M.B.A. degree in Professional Studies, Clinical Counseling from New York Institute of Technology. She also received a M.B.A. degree in Social Work from Adelphi University and her Ph.D. in Social Psychology from Union Institute.

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

      To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended March 31, 2000, all
Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Executive Compensation

SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE



                                                                                   Long Term Compensation
                                                                              ---------------------------------------------
                                            Annual Compensation                         Awards                  Payouts
                              ---------------------------------------------------------------------------------------------


      (a)                     (b)      (c)        (d)            (e)           (f)        (g)         (h)         (i)
                                                                            Restricted              LTIP         All Other
Name and                                                     Other Annual     Stock     Options/    Payouts   Compensation
Principal Position            Year   Salary($)  Bonus($)    Compensation($)  Award($)    SARS(#)      ($)     ($)

Thomas A. Keith, CEO          2000   $170,000   $110,000         $-0-          -0-        -0-         -0-        $-0-
                              1999   $170,000   $68,000          $-0-          -0-        -0-         -0-        $-0-
                              1998   $155,000   $75,000          $-0-          -0-        -0-         -0-        $-0-
                              1997   $135,000   $57,000          $-0-          -0-        -0-         -0-        $-0-


                       Aggregated Option/SAR Exercises -
                       ---------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------


 ------------------------------------------------------------------------------------------------------------------
      (a)             (b)             (c)                  (d)                               (e)
                     Shares                        Number of Securities       Value of Unexercised in the Money
                   Acquired on   Value Realized   Underlying Unexercised             Options/SARs at the
      Name          Exercise (#)     $           Options/SARS at FY-End (#)               FY-End ($)
      ----         -----------   --------------  ---------------------------     --------------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
                                                 -----------   -------------   -----------   -------------

 Thomas A. Keith        0             0            100,000         -0-            $-0-           -0-

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

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

      The following table sets forth information, as of June 26, 2000 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii) the directors and officers of the Company as a group:

  -----------------------------------------------------------------------------

                                       Percentage                  Percentage
                         Shares of     (%) of       Shares of      (%) of Total
  Name and Address of    Common        Common       Preferred      Combined
  Beneficial Owner (1)   Stock Owned   Stock        Stock          Vote
  --------------------   -----------   -----        -----          ----

  -----------------------------------------------------------------------------
  Walpac, Inc.(2)(3)          0.0          0.0        5,000,000       46.2
  -----------------------------------------------------------------------------
  Delsin Investments,         0.0          0.0        5,000,000       46.2
  Ltd.(3)
  -----------------------------------------------------------------------------
  PDK Labs Inc.(4)        1,024,845       20.9          900,000        17.8
  -----------------------------------------------------------------------------
  Daniel Durchslag(5)         0.0          0.0           0.0           0.0
  -----------------------------------------------------------------------------
  Theresa Spinello(5)         0.0          0.0           0.0           0.0
  -----------------------------------------------------------------------------
  Thomas A. Keith(5)        100,000(6)     2.0           0.0           .9
  -----------------------------------------------------------------------------
  All officers and
  directors as a group
  (three (3) persons)       100,000        2.0           0.0           .9
  -----------------------------------------------------------------------------


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

      On March 24, 1997, the Company entered into an exclusive supply and licensing agreement, as amended, with PDK, pursuant to which PDK granted the Company an exclusive license to use the trade marks "Max Brand" and "HeadsUp" brands of OTCs and the exclusive right to distribute products bearing such names. In consideration for this Agreement, the Company agreed to pay an annual license fee to PDK payable, at the option of the Company, either in cash or in shares of the Company's common stock. The license fee due during the most recently completed fiscal year will be paid in shares. In January 2000, the agreement was amended to provide the Company the option to pay its annual license fee in shares of Series B Preferred Stock. On May 1, 1999, the Company amended its exclusive supply and licensing agreement with PDK, which amendment provided for PDK to supply the Company with products at prices specified in the amendment and prohibited the Company from supplying certain products to convenience stores.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

      The following financial statements are included in Part II, Item 7:

Report of Independent Certified Public Accountants                      F-1

Balance sheet as of March 31, 2000                                      F-2

Statements of operations for the years ended March 31, 2000
and March 31, 1999                                                      F-3

Statements of stockholders' equity for the years ended
March 31, 2000 and March 31, 1999                                       F-4

Statements of cash flows for the years ended March 31, 2000
and March 31, 1999                                                      F-5

Notes to financial statements                                       F-6  - F-12

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

10.20****   Second Amendment to Credit Agreement by and among PDK Labs Inc.,
            Futurebiotics Inc. and European American Bank dated as of August
            13, 1998.

10.21+      Company Guaranty to European American Bank dated August 13, 1998.

10.22++ Fourth Amendment to Supply Agreement between the Company and PDK Labs Inc. dated May 1, 1999.

*     Incorporated by Reference to the Company's Registration Statement on
         Form SB-2, No. 33-80659.
** Incorporated by Reference to the Company's Form 10-KSB for the year ended March 31, 1997.
*** Incorporated by Reference to the Company's Form 10-KSB for the year ended March 31, 1998.
**** Incorporated by Reference to PDK Labs Inc. Form 10K for the year ended November 30, 1998.

***** Incorporated by Reference to PDK Labs Inc. Form 10K for the year ended
      November 30, 1997.

+ Incorporated by Reference to the Company's Form 10-KSB for the year ended March 31, 1999.

++   Incorporated  by Reference to PDK Labs Inc.  Form 10-K for the year ended
       November 30, 1999.

(b)  Reports on Form 8-K.

      None.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                     Page

Compare Generiks, Inc.

     Report of independent certified public accountants               F-1

     Balance sheet as of March 31, 2000                               F-2

     Statements of operations for the years
       ended March 31, 2000 and 1999                                  F-3

     Statement of stockholders' equity for the
       years ended March 31, 2000 and 1999                            F-4

     Statements of cash flows for the years
       ended March 31, 2000 and 1999                                  F-5

     Notes to financial statements                                F-6 - F-12

                          Independent Auditors' Report
                          ----------------------------

Board of Directors and Stockholders
Compare Generiks, Inc.
Hauppauge, New York

We have audited the balance sheet of Compare Generiks, Inc. as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compare Generiks, Inc. as of March 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                                /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
May 17, 2000

                             COMPARE GENERIKS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2000

                  ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                                                                      $       53,075
   Accounts receivable, net of $10,000 allowance for doubtful accounts                                 2,815,569
   Inventories                                                                                         8,895,513
   Prepaid expenses and other current assets                                                             319,209
                                                                                                  --------------
       Total current assets                                                                           12,083,366

INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (Note 4)                                                      60,000

PROPERTY AND EQUIPMENT (Note 5)                                                                           42,603

INTANGIBLE ASSETS, net (Note 6)                                                                          287,089

DEFERRED TAX ASSET (Note 7)                                                                              163,000

OTHER ASSETS                                                                                              98,007
                                                                                                  --------------

                                                                                                  $   12,734,065
                                                                                                  ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $       59,573
   License fee payable (Note 12)                                                                         500,000
   Due to affiliates                                                                                   7,565,222
   Income tax payable  (Note 7)                                                                          103,350
   Dividends payable                                                                                       9,000
   Deferred tax liability  (Note 7)                                                                       20,000
                                                                                                  --------------

                                                                                                       8,257,145
                                                                                                  --------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' EQUITY: (Note 8)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 4,914,845 issued and outstanding                                                                491
   Preferred stock - Class A - $.0001 par value; authorized
     10,000,000 shares; 5,000,000 issued and outstanding                                                     500
   Preferred stock - Class B - $.0001 par value; liquidation
     preference of $900,000; authorized 1,000,000 shares;
     900,000 issued and outstanding                                                                           90
   Additional paid-in capital                                                                          6,273,202
   Deficit                                                                                            (1,792,363)
                                                                                                  --------------
                                                                                                       4,481,920

   Less stock subscription receivable                                                                     (5,000)
                                                                                                  --------------
                                                                                                       4,476,920
                                                                                                  --------------

                                                                                                  $   12,734,065
                                                                                                  ==============

                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF OPERATIONS


                                                                                         Years Ended
                                                                                          March 31,
                                                                           -------------------------------------
                                                                                 2000                   1999
                                                                           ---------------        --------------

REVENUE (Note 13)                                                              $41,309,872        $   31,722,659
                                                                           ---------------        --------------

COSTS AND EXPENSES:  (Notes 3,5,6,10 and 12)
   Cost of sales                                                                36,549,384            28,044,742
   Selling, general and administrative                                           4,299,659             3,245,238
                                                                           ---------------        --------------

                                                                                40,849,043            31,289,980
                                                                           ---------------        --------------

OPERATING INCOME                                                                   460,829               432,679
                                                                           ---------------        --------------

OTHER INCOME (EXPENSE):
   Loss on impairment of marketable securities (Note 4)                                 -               (399,000)
   Interest expense                                                                 (2,129)               (2,113)
                                                                           ---------------        --------------

                                                                                    (2,129)             (401,113)
                                                                           ---------------        --------------


INCOME  BEFORE PROVISION FOR
   INCOME TAXES                                                                    458,700                31,566

PROVISION FOR INCOME TAXES  (Note 7)                                               189,000                25,000
                                                                           ---------------        --------------

NET INCOME                                                                   $     269,700        $        6,566
                                                                           ===============        ==============

NET INCOME (LOSS) PER SHARE (Note 8)                                       $          0.04        $        (0.01)
                                                                           ================       ==============

WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING (Note 8)                                                    4,838,524             4,021,030
                                                                           ===============        ==============








                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED MARCH 31, 2000 AND 1999
                                    (Note 8)


                                                               Preferred Stock      Preferred Stock
                                          Common Stock            Class A               Class B
                                        25,000,000 Shares     10,000,000 Shares     1,000,000 Shares
                                        $.0001 Par Value      $.0001 Par Value      $.0001 Par Value
                                      ---------------------- -------------------   ------------------
                                                                                                           Additional
                                                     Par                    Par                Par          Paid-in
                                        Shares      Value      Shares      Value   Shares      Value        Capital
                                      ----------   ------    ----------   ------   -------    --------     -----------


Balance, March 31, 1998                3,890,000   $ 389     5,000,000     $500    500,000      $50        $ 5,273,344

Common stock issued to
   satisfy obligation                    310,559      31          -          -        -          -             499,969
Dividends                                   -         -           -          -        -          -                -
Net income                                  -         -           -          -        -          -                -
                                      ----------   ------    ----------   ------   -------    --------     -----------


Balance, March 31, 1999                4,200,559     420     5,000,000      500    500,000       50          5,773,313

Stock issued
   to satisfy obligation                 714,286      71          -          -     400,000       40            499,889
Dividends                                   -         -           -          -        -          -                -
Net income                                  -         -           -          -        -          -                -

                                      ----------   ------    ----------   ------   -------    --------     -----------


Balance, March 31, 2000                4,914,845    $491     5,000,000     $500    900,000      $90         $6,273,202
                                      ==========   ======    ==========   ======   =======    ========     ===========





                                                           Subscription
                                           Deficit          Receivable           Total
                                         -------------     -------------      ------------


Balance, March 31, 1998                  $  (1,908,629)     $ (5,000)          $3,360,654

Common stock issued to
   satisfy obligation                             -             -                 500,000
Dividends                                      (60,000)         -                 (60,000)
Net income                                       6,566          -                   6,566
                                         -------------     -------------      ------------


Balance, March 31, 1999                     (1,962,063)       (5,000)           3,807,220

Stock issued
   to satisfy obligation                          -              -                500,000
Dividends                                     (100,000)          -               (100,000)
Net income                                     269,700           -                269,700
                                         -------------     -------------      ------------


Balance, March 31, 2000                  $  (1,792,363)     $ (5,000)          $4,476,920
                                         =============     =============      ============











                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                          Years Ended
                                                                                           March 31,
                                                                            ------------------------------------
                                                                                  2000                  1999
                                                                            --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $      269,700        $        6,566
                                                                            --------------        --------------
   Adjustments to reconcile net income
     to net cash provided by in operating activities:
       Depreciation and amortization                                               321,589               325,931
       Non-cash license fee                                                        500,000               500,000
       Loss on impairment of marketable securities                                      -                399,000
       Deferred tax benefit                                                        (49,000)                   -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                    (793,711)             (914,098)
           Inventories                                                          (1,145,231)           (5,936,776)
           Prepaid expenses and other current assets                              (231,138)               97,268
           Other assets                                                             17,626               110,367
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                  (108,598)               85,204
           Due to affiliate                                                      1,241,580             5,332,112
           Income taxes payable                                                     92,589                10,761
                                                                            --------------        --------------
       Total adjustments                                                          (154,294)                9,769
                                                                            --------------        --------------
       Net cash provided by operating activities                                   115,406                16,335
                                                                            --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                 (121,000)              (65,000)
                                                                            --------------        --------------
       Net cash used in financing activities                                      (121,000)              (65,000)
                                                                            --------------        --------------

Net decrease in cash and cash equivalents                                           (5,594)              (48,665)

CASH AND CASH EQUIVALENTS, beginning of year                                        58,669               107,334
                                                                            --------------        --------------

CASH AND CASH EQUIVALENTS, end of year                                      $       53,075        $       58,669
                                                                            ==============        ==============








                        See notes to financial statements

                             COMPARE GENERIKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

1.     Organization and Nature of Operations:

         Compare Generiks, Inc., a Delaware Corporation (the "Company"), is engaged in the distribution, marketing and sale of dietary supplements and over-the-counter nonprescription pharmaceuticals.

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

         Intangible assets are amortized using the straight-line method over the following periods:

                 Customer list                                      5 years
                 Patents and trademarks                             7 years
                 Goodwill                                          10 years
                 Other                                            3-5 years

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

       h. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs approximated $302,000 and $106,000 for the years ended March 31, 2000 and 1999, respectively.

       i. Stock-based compensation

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

       j. Comprehensive income

          Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income was equivalent to net income for the years ended March 31, 2000 and 1999.

3.     Related Party Transactions:

       The Company rents its office and warehouse space from an affiliated entity on a month to month basis. Rent expense was $60,000 for each of the years ended March 31, 2000 and 1999.

4.     Investment in Available-For-Sale Securities:

       At March 31, 2000, investment in available-for-sale securities consisted of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The shares were acquired in 1996 for $100,000 cash and the issuance of 200,000 shares of common stock (valued at $1,050,000).

4.       Investment in Available-For-Sale Securities:  (Cont'd)

       During the year ended March 31, 1999, there was a decline in the market value of the common stock of Superior which, in the opinion of the Company's management, is considered to be other than temporary. Accordingly, the investment was written down to its estimated realizable value. The Company recorded a charge to operations of $399,000 during the year ended March 31, 1999, for this impairment.

5.     Property and Equipment:

       Property and equipment, at cost, consist of the following at March 31, 2000:

       Machinery and equipment                                     $  37,797
       Furniture and fixtures                                         24,229
       Leasehold improvements                                         17,456
                                                                   ---------
                                                                      79,482
       Less accumulated depreciation and amortization                 36,879
                                                                   ---------

                                                                   $  42,603
                                                                   =========

       Depreciation expense approximated $11,300 for each of the years ended March 31, 2000 and 1999.

6.     Intangible Assets:

       Intangible assets consist of the following at March 31, 2000:

       Customer lists                                          $   1,350,000
       Patents and trademarks                                         74,320
       Goodwill                                                      176,242
       Other                                                          30,000
                                                               -------------
                                                                   1,630,562
       Less accumulated amortization                               1,343,473
                                                               -------------

                                                               $     287,089
                                                               =============
       Amortization expense approximated $310,300 and $314,700 respectively for the years ended March 31, 2000 and 1999.

7.     Income Taxes:

       The provision for income taxes consists of the following:

                                                       Years Ended
                                                        March 31,
                                           --------------------------------
                                              2000                  1999
                                           ----------           -----------
       Current:
         Federal                           $  119,000           $    20,000
         State                                 21,000                 5,000
                                           ----------           -----------
                                              140,000                25,000
                                           ----------           -----------

       Deferred:
         Federal                               41,000                    -
         State                                  8,000                    -
                                           ----------           -----------
                                               49,000                    -
                                           ----------           -----------

                                           $  189,000           $    25,000
                                           ==========           ===========

       Net deferred income tax asset (liability) is composed of the following at March 31, 2000:

       Investment in available-for sale securities        $  412,000
       Intangible assets                                     336,000
       Other                                                  (8,650)
       Valuation allowance                                  (596,350)
                                                          ----------

                                                          $  143,000
                                                          ==========

       The valuation allowance increased by $37,350 during the year ended March 31, 2000.

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                           Years Ended March 31,
                                                         -----------------------
                                                           2000           1999
                                                         ---------    ----------

       U.S. Federal statutory income tax rate               34.0%         34.0%
       State income tax, net of federal tax benefit          3.5          10.5
       Valuation allowance                                   3.3           9.5
       Permanent differences                                 1.1          26.9
       Other                                                 (.7)         (1.7)
                                                         ---------    ----------

                                                            41.2%         79.2%
                                                         =========    =========

8.     Stockholders' Equity:

       a. Capitalization

          Pursuant to an amendment of the Company's certificate of incorporation, the Company has authorized 25,000,000 shares of common stock, 10,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stocks. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

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

       c. Warrants/Options

          (i)   Class A Warrants

                In March 1996, the Company completed a public offering which included 345,000 Class A warrants, each entitling the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable at any time during the four year period commencing one year from the date of offering. The Class A Warrants are redeemable by the Company, for $.05 per warrant, if the average price of the common stock equals or exceeds $10.00 per share for any twenty trading days within a period of thirty consecutive trading days ending five days prior to the date of the notice of redemption.

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

       d. Net earnings (loss) per share

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

          Basic and diluted income (loss) per share amounts were equivalent for the years ended March 31, 2000 and 1999.

          Net income (loss) per share attributable to common shareholders was computed as follows:


                                                                                           Years Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                   2000                 1999
                                                                                ----------          ------------

          Net income                                                            $  269,700          $      6,566
          Dividends on preferred shares                                            100,000                60,000
                                                                                ----------          ------------

          Net income (loss) attributable to common shareholders                 $  169,700          $    (53,434)
                                                                                ==========          ============

       e. Reserved shares

          At March 31, 2000, the Company has 5,435,000 shares of common stock reserved for future issuances.

9.     Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

10.    Retirement Plans:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of any employee's earnings. The Company contributed approximately $9,100 and $16,200 to the Plan for the years ended March 31, 2000 and 1999, respectively.

11.    Supplementary Information - Statement of Cash Flows:

       Cash paid was as follows:
                                                    Years Ended
                                                     March 31,
                                           ----------------------------
                                              2000               1999
                                           -----------         --------

       Interest                            $     2,155         $  2,129
                                           ===========         ========

       Income taxes                        $   134,695         $  1,121
                                           ===========         ========

       During the year ended March 31, 2000, the Company issued 714,286 shares of common stock and 400,000 shares of Series B Preferred stocks to satisfy an outstanding obligation of $500,000.

12.    Commitments and Contingencies:

       Pursuant to various Supply Agreements, expiring in 2001 and 2002, PDK supplies certain of CGI's products at specified prices. In addition, PDK is entitled to a royalty based upon the sales of certain products. Purchases/royalties under these agreements approximated $36,400,000 and $33,960,000 for the years ended March 31, 2000 and 1999. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK Labs, Inc. This fee is payable, at the option of CGI, either in cash or in shares of CGI's common or preferred stock. During the year ended March 31, 2000, the Company issued to PDK 714,286 shares of common stock and 400,000 shares of Series B Preferred stock to satisfy the 1999 fee.

13.    Government Regulation:

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

       The DEA has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and phenylpropanolamine ("PPA") over-the-counter drug products. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. On March 10, 1998, the Company was notified by PDK that it had been notified by the DEA that they are investigating PDK'S pending registration. PDK supplies virtually the Company's entire product line pursuant to the agreements discussed in Note 11. The investigation involves PDK's purchase and the Company's distribution of List 1 chemicals. To date, the DEA has taken no formal action on the registrations. If the DEA denies PDK's and/or the Company's registration, then the Company and PDK will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then PDK would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals.

       The Company has applied for its own registration with the DEA. That registration remains pending, and the Company continues to operate under an exemption. Should the DEA ultimately deny the Company's registration, it would no longer be permitted to distribute these products.

       Sales of products containing List 1 Chemicals approximated $37,040,000 of revenue for the year ended March 31, 2000.

       The FDA has proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are marketed and sold by the Company from the over-the-counter market. During this past year, several states have already taken action to restrict, in some fashion, the sale of ephedrine, pseudoephedrine, and/or PPA containing products.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      New York, New York
            June 27, 2000

                                    COMPARE GENERIKS, INC.



                                    By:/s/ Thomas A. Keith
                                       ---------------------------------
                                         Thomas A. Keith
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                       Title              Date
---------                                       -----              ----

/s/ Thomas A. Keith                             Director           June 27, 2000
------------------------------------
Thomas A. Keith

/s/ Theresa Spinello                            Director           June 27, 2000
------------------------------------
Theresa Spinello

/s/ Raveendra Nandigam                          Director           June 27, 2000
------------------------------------
Raveendra Nandigam

/s/ Virginia Sims                               Director           June 27, 2000
------------------------------------
Virginia Sims