Form 10-Q
period 2000-06-30
COMPARE GENERIKS INC
filed 2000-08-11
CIK 1005283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                         Commission File Number: 0-27804

                             COMPARE GENERIKS, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      11-3289396
--------------------------------         ---------------------------------------
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

                                              Yes    X        No
                                                 -----------      -----------

         Class                                     Outstanding at August 9, 2000
      ------------                                 -----------------------------
      Common Stock                                              4,914,845

                                    COMPARE GENERIKS, INC.
                                    ----------------------
                                         FORM 10-QSB
                                         -----------
                              THREE MONTHS ENDED JUNE 30, 2000
                              --------------------------------

                                      TABLE OF CONTENTS
                                      -----------------

PART I - FINANCIAL INFORMATION
                                                                                     Page
                                                                                     ----
Item 1.        Financial Statements:

               Balance sheet..........................................................1

               Statements of operations...............................................2

               Statements of cash flows...............................................3

               Notes to financial statements........................................4-6

Item 2.        Management's discussion and analysis
                  of financial condition and results of
                  operations........................................................7-8



PART II - OTHER INFORMATION

Item 1.        Legal proceedings......................................................9

SIGNATURES ..........................................................................10





                                    COMPARE GENERIKS, INC.
                                    ----------------------
                                        BALANCE SHEET
                                        -------------
                                         (Unaudited)
                                         -----------
                                        JUNE 30, 2000
                                        -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $    134,217
  Accounts receivable, net of $10,000 allowance
    for doubtful accounts                                                           2,952,334
  Inventories                                                                       7,654,550
  Prepaid expenses and other current assets                                           259,115
                                                                                 ------------
    Total current assets                                                           11,000,216

INVESTMENT IN AVAILABLE FOR SALE SECURITIES                                            60,000
PROPERTY AND EQUIPMENT, net                                                            39,786
INTANGIBLE ASSETS, net                                                                211,027
DEFERRED TAX ASSET                                                                    217,900
OTHER ASSETS                                                                          150,961
                                                                                 ------------
                                                                                 $ 11,679,890
                                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $     75,577
  Due to affiliate                                                                  6,821,477
  License Fee Payable                                                                 125,000
  Income Tax Payable                                                                   54,638
  Dividend payable                                                                     36,000
                                                                                 ------------
    Total current liabilities                                                       7,112,692
                                                                                 ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, authorized
    25,000,000 shares; 4,914,845 issued and outstanding                                   491
   Preferred stock,  Class A,  $.0001 par value;
    authorized 10,000,000 shares; 5,000,000 issued
     and outstanding                                                                      500
  Preferred stock, Class B, $.0001 par value;
    liquidation preference of $900,000;
    authorized 1,000,000 shares; 900,000 issued
     and outstanding                                                                       90
  Additional paid-in capital                                                        6,273,202
  Accumulated deficit                                                              (1,702,085)
                                                                                 ------------
                                                                                    4,572,198
  Less stock subscription receivable                                                   (5,000)
                                                                                 ------------
                                                                                    4,567,198
                                                                                 ------------
                                                                                 $ 11,679,890
                                                                                 ============

                             COMPARE GENERIKS, INC.
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                         Three Months Ended
                                                         ------------------
                                                               June 30,
                                                               --------

                                                      2000              1999
                                                   -----------       -----------



NET SALES                                          $10,957,982       $10,701,627

COSTS AND EXPENSES:
    Cost of sales                                    9,923,832         9,859,024
    Selling, general and administrative                875,872           736,461
                                                   -----------       -----------
                                                    10,799,704        10,595,485

EARNINGS BEFORE PROVISION
    FOR INCOME TAXES                                   158,278           106,142

PROVISION FOR INCOME TAXES                              41,000            48,000
                                                   -----------       -----------

NET EARNINGS                                       $   117,278       $    58,142
                                                   ===========       ===========


NET EARNINGS PER SHARE                             $       .02       $       .01
                                                   ===========       ===========


WEIGHTED AVERAGE NUMBER
    OF SHARES OF COMMON
    STOCK OUTSTANDING                                4,914,845         4,545,928
                                                   ===========       ===========

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                   ------------------
                                                                        June 30,
                                                                        --------

                                                                2000               1999
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $   117,278       $    58,142
                                                            -----------       -----------
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Amortization and depreciation                            78,878            81,480
      Non-cash license fee                                      125,000           125,000
      Deferred income tax benefit                               (74,900)          (12,400)
         Changes in operating assets and liabilities:
           (Increase)/decrease in assets:
             Accounts receivable                               (136,765)         (585,488)
             Inventories                                      1,240,963        (2,135,606)
             Prepaid expenses and other current assets           60,094           (24,486)
             Other assets                                       (52,953)          (83,333)
           Increase/(decrease) in liabilities:
             Accounts payable and accrued expenses               16,004           (86,790)
             Due to affiliate                                  (743,745)        2,868,628
             Income taxes payable                               (48,712)           42,400
             License fee payable                               (500,000)                -
                                                            -----------       -----------
         Total adjustments                                      (36,136)          189,405
                                                            -----------       -----------
   Net cash provided by operating activities                     81,142           247,547
                                                            -----------       -----------

Net increase in cash and cash equivalents                        81,142           247,547

CASH AND CASH EQUIVALENTS, beginning of period                   53,075            58,669
                                                            -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                    $   134,217       $   306,216
                                                            ===========       -----------

                             COMPARE GENERIKS, INC.
                             ----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------
                        THREE MONTHS ENDED JUNE 30, 2000
                        --------------------------------

1.      Basis of Presentation:

        The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended June 30, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior periods financial statements to conform with the classifications used for the three months ended June 30, 2000.

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

3.      Inventories:

        Inventories, consisting principally of finished goods at June 30, 2000 have been estimated using the gross profit method.

4.      Investment in Available-For-Sale Securities:

        At June 30, 2000, investment in available-for-sale securities consists of 500,000 shares of common stock of Superior Supplements, Inc. ("Superior"). The investment has been recorded at its estimated realizable value.

                             COMPARE GENERIKS, INC.
                             ----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------
                        THREE MONTHS ENDED JUNE 30, 2000
                        --------------------------------
                                   (Continued)

5.      Income Taxes:

        Net deferred income tax asset (liability) is composed of the following at June 30, 2000.

        Investment in available-for-sale securities            $     396,000
        Intangible assets                                            331,000
        Other                                                         49,400
        Valuation allowance                                         (558,500)
                                                               -------------
                                                               $     217,900
                                                               =============

6.      Stockholders' Equity:

        Earnings per common share is computed by dividing net earnings less dividends on Series B preferred shares by the weighted average number of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is anti-dilutive.

        Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the three month periods ended June 30, 2000 and 1999 totaled $27,000 and $19,000, respectively.

        Net earnings available to common shareholders was computed as follows:

                                                      Three Months Ended
                                                      ------------------
                                                           June 30,
                                                           --------
                                                          (Unaudited)
                                                          -----------

                                                    2000             1999
                                                 -----------      -----------

Net earnings                                     $  117,278           $   58,142
Dividends                                            27,000               19,000
                                                 ----------           ----------
Earnings available to
  common shareholders                            $   90,278           $   39,142
                                                 ----------           ----------
Weighted average number
  of shares                                       4,914,845            4,545,928
                                                 ----------           ----------
Earnings per common
  share                                          $      .02                  .01
                                                 ==========           ==========

                                           COMPARE GENERIKS, INC.
                                           ----------------------
                                       NOTES TO FINANCIAL STATEMENTS
                                       -----------------------------
                                                (Unaudited)
                                                -----------
                                      THREE MONTHS ENDED JUNE 30, 2000
                                      --------------------------------

7.      Commitments:

        The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. Under the payment terms of this Agreement, the purchase price of the products were set at (i) a base price plus (ii) the difference between 93% of the sales price to the Company's customers and the base price. The agreement also prohibits PDK from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock. In June 2000, the Company paid PDK $500,000 to satisfy its outstanding fee. Included in selling, general and administrative expenses is $125,000 of license fees for each of the three months ended June 30, 2000 and 1999, respectively.

                             COMPARE GENERIKS, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

        Net sales for the three month periods ended June 30, 2000 and 1999 were approximately $10,958,000 and $10,702,000, respectively. The sales growth reflects significant increases in sales of the "Max Brand" product line and sales of a new product line. Gross profit for the three month periods ended June 30, 2000 and 1999 approximated $1,034,000 (9% of sales) and $843,000 (8% of sales), respectively.

        The Company is operating under an Exclusive Supply and Licensing Agreement with PDK Labs Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "MaxBrand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. The payment terms of the agreement provides for the purchase price of products and an annual license fee of $500,000 payable to PDK. The license fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock.

        Selling, general and administrative expenses approximated $876,000 (8% of sales) and $736,000 (7% of sales) for the three month periods ended June 30, 2000 and 1999, respectively.

        The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

Liquidity and Capital Resources
-------------------------------

        As of June 30, 2000, the Company had working capital of approximately $3,888,000.

        The Company's statement of cash flows reflects net cash provided by operating activities of approximately $81,000, primarily due to net income of $117,278, decreases in operating assets such as inventories ($1,241,000) and prepaid expenses and other current assets ($60,000), adjustments for depreciation and amortization expense ($79,000) and deferred income tax benefit ($75,000), offset by increases in operating assets such as accounts receivable ($137,000) and other assets ($53,000) and decreases in liabilities such as license fee payable ($500,000), due to affiliate ($744,000) and income taxes payable ($49,000).

                             COMPARE GENERIKS, INC.
                             ----------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources - (cont'd)
-------------------------------


        The Company expects to meet is cash requirements from operations.

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

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings

        Reference is made to Item 3 in the Company's Form 10-KSB for the year ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMPARE GENERIKS, INC.






Dated:    August 10, 2000     By:  /s/ Thomas A. Keith
                                 -----------------------------------------------
                                   Thomas A. Keith
                                   President and Chief Executive
                                   Officer
                                   Chief Financial Officer