Form 10QSB
period 2000-09-30
COMPARE GENERIKS INC
filed 2000-11-14
CIK 1005283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2000

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

                                 60 Davids Drive
                               Hauppauge, New York
                    (Address of principal executive offices)

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

                                              Yes    X        No
                                                 -----------      -----------

             Class                          Outstanding at November 9, 2000
         ------------                      ----------------------------------
         Common Stock                                 4,914,845

                             COMPARE GENERIKS, INC.
                                   FORM 10-QSB
                       SIX MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1.           Financial Statements:

                  Balance sheet................................................1

                  Statements of operations.....................................2

                  Statements of cash flows.....................................3

                  Notes to financial statements..............................4-6

Item 2.           Management's discussion and analysis
                     of financial condition and results of
                     operations................................................7



PART II - OTHER INFORMATION

Item 1.           Legal proceedings............................................8

SIGNATURES ....................................................................9

                             COMPARE GENERIKS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 2000

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  5,572,678
   Accounts receivable (less allowance
      for doubtful accounts of $10,000)                               1,834,948
   Inventories (Note 3)                                               7,877,677
   Prepaid expenses and other current assets                            381,143
   Deferred tax asset (Note 4)                                           30,000
                                                                   ------------
   Total current assets                                              15,696,446

PROPERTY, PLANT AND EQUIPMENT, net                                       36,970
INTANGIBLE ASSETS, net                                                  134,967
DEFERRED TAX ASSET (Note 4)                                             181,000
OTHER ASSETS                                                            228,761
                                                                   ------------
                                                                   $ 16,278,144
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $     71,627
   License fee payable                                                  250,000
   Due to Affiliate                                                  11,330,215
   Dividend payable                                                       9,000
   Income tax payable                                                    58,115
                                                                   ------------
   Total current liabilities                                         11,718,957
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY: (Note 5)
   Common stock, $.0001 par value, authorized
      25,000,000 shares; 4,914,845 issued and
      outstanding                                                           491
   Preferred stock, Class A, $.0001 par value;
     authorized 10,000,000 shares; 5,000,000
     issued and outstanding                                                 500
   Preferred stock, Class B, $.0001 par value;
     authorized 10,000,000 shares; 900,000 issued
     and outstanding                                                         90
   Additional paid-in capital                                         6,273,202
   Accumulated deficit                                               (1,710,096)
                                                                   ------------
                                                                      4,564,187

   Less stock subscription receivable                                    (5,000)
                                                                   ------------
                                                                      4,559,187
                                                                   $ 16,278,144
                                                                   ============

                             COMPARE GENERIKS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Months Ended               Three Months Ended
                                                 ----------------               ------------------
                                                   September 30,                   September 30,
                                                   -------------                   -------------
                                               2000            1999           2000            1999
                                               ----            ----           ----            ----
NET SALES                                 $ 19,643,941    $ 19,547,695    $  8,685,959    $  8,846,068
                                          ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of sales                           17,656,632      17,529,684       7,732,800       7,670,660
    Selling, general and administrative      1,704,210       1,779,068         829,166       1,042,697
                                          ------------    ------------    ------------    ------------
                                            19,360,842      19,308,752       8,561,966       8,713,357
                                          ------------    ------------    ------------    ------------

OPERATING INCOME                               283,099         238,943         123,993         132,711
                                          ------------    ------------    ------------    ------------

OTHER EXPENSE:
    Loss on impairment of marketable
      securities                               (28,750)             --         (28,750)             --
     Interest expense                           (2,082)         (1,130)         (1,254)         (1,040)
                                          ------------    ------------    ------------    ------------
                                               (30,832)         (1,130)        (30,004)         (1,040)
                                          ------------    ------------    ------------    ------------
 EARNINGS BEFORE PROVISION
    FOR INCOME TAXES                           252,267         237,813          93,989         131,671

INCOME TAX PROVISION                           116,000         122,000          75,000          74,000
                                          ------------    ------------    ------------    ------------

NET INCOME                                $    136,267    $    115,813    $     18,989    $     57,671
                                          ============    ============    ============    ============

INCOME PER COMMON SHARE                   $        .02    $        .02    $       (.00)   $        .01
                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
    OF SHARES OF COMMON STOCK
    OUTSTANDING                              4,914,845       4,735,298       4,914,845       4,914,845
                                          ============    ============    ============    ============


                             COMPARE GENERIKS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Months Ended
                                                               ----------------
                                                                 September 30,
                                                                 -------------
                                                             2000            1999
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $   136,267    $   115,813
                                                         -----------    -----------
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Amortization and depreciation                        157,755        162,963
       Non-cash license fee                                  250,000        250,000
       Loss on impairment of marketable securities            28,750             --
       Deferred income tax benefit                           (68,000)       (18,400)
       Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                             980,621       (378,677)
             Inventories                                   1,017,836     (2,602,774)
             Prepaid expenses and other current assets       (61,934)      (197,634)
             Other assets                                    (99,504)       (32,811)
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses            12,054        (72,970)
             License fee payable                            (500,000)            --
             Due to affiliate                              3,764,993      2,877,705
             Income taxes payable                            (45,235)       119,925
                                                         -----------    -----------
           Total adjustments                               5,437,336        107,327
                                                         -----------    -----------
           Net cash provided by operating activities       5,573,603        223,140
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                             (54,000)            --
                                                         -----------    -----------
           Net cash used in financing activities             (54,000)            --
                                                         -----------    -----------

Net increase in cash and cash equivalents                  5,519,603        223,140

CASH AND CASH EQUIVALENTS, beginning of period                53,075         58,669
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $ 5,572,678    $   281,809
                                                         ===========    ===========


                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 2000

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six month periods ended September 30, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods at September 30, 2000 have been estimated using the gross profit method.

4.       Income Taxes:
         -------------

         Net deferred income tax asset is composed of the following at September 30, 2000:

         Unrealized holding gain on available-for-sale securities     $ 422,200
         Intangible assets                                              373,400
         Other                                                           24,300
         Valuation allowance                                           (608,900)
                                                                      ---------
                                                                      $ 211,000
                                                                      =========

                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

5.       Stockholders' Equity:

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

          Series B preferred stockholders are entitled to cumulative annual dividends at $.12 per share, payable one year from the date of issuance. Dividends earned for the six month period ended September 30, 2000 and 1999 totaled $54,000 and $46,000, respectively.

         Net earnings available to common shareholders was computed as follows:


                                       Six Months Ended          Three Months Ended
                                       ----------------          ------------------
                                        September 30,               September 30,
                                        -------------               -------------
                                          (Unaudited)                (Unaudited)
                                          -----------                -----------

                                     2000          1999           2000           1999
                                     ----          ----           ----           ----

Net earnings                     $   136,267   $   115,813   $    18,989    $    57,671
Dividends                             54,000        46,000        27,000         27,000
                                 -----------   -----------   -----------    -----------
Income/(Loss) available to
 common shareholders             $    82,267   $    69,813   $    (8,011)   $    30,671
                                 -----------   -----------   -----------    -----------
Weighted average number
 of shares                         4,914,845     4,735,298     4,914,845      4,914,845
                                 -----------   -----------   -----------    -----------

Income/(Loss) per common share   $       .02   $       .02   $      (.00)   $       .01
                                 ===========   ===========   ===========    ===========


                             COMPARE GENERIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                       SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

6.      Commitments:

         The Company is party to an exclusive supply and licensing agreement with PDK Labs Inc. ("PDK"), pursuant to which PDK granted the Company an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. In April, 1998, the payment terms of this Agreement were amended wherein the purchase price of the products were set at a (i) base price plus (ii) the difference between 93% of the sales price to the Company's customers and the base price. The amendment also prohibits the Company from supplying certain products to convenience stores. In consideration for this agreement, the Company agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of the Company, either in cash or in shares of the Company's common stock or preferred stock. In June 2000 the Company paid PDK $500,000 to satisfy its outstanding fee. Included in selling, general and administrative expenses is $250,000 of this license fee for the six months ended September 30, 2000.

                             COMPARE GENERIKS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the six and three month periods ended September 30, 2000 were approximately $19,644,000 and $8,686,000, respectively as compared to $19,548,000 and $8,846,000 in the corresponding periods of the prior year. Gross profit for the six and three month periods ended September 30, 2000 approximated $1,987,000 (10% of sales) and $953,000 (11% of sales) respectively, as compared to $2,018,000 (10% of sales) and $1,175,000 (13% of sales) in the corresponding periods of the prior year.

         The Company is operating under an Exclusive Supply and Licensing Agreement with PDK Labs. Inc. ("PDK"), whereby PDK granted the Company an exclusive license to use the trademarks "MaxBrand" and "Heads Up" brands of OTCs and the exclusive right to distribute products bearing such names. The payment terms of the agreement provides for the purchase price of products and an annual license fee of $500,000 payable to PDK. The license fee is payable, at the option of the Company, either in cash or in shares of the Company's common or preferred stock.

         Selling, general and administrative expenses approximated $1,704,000 and $829,000 for the six and three month periods ended September 30, 2000, respectively. As a percentage of sales, these amounts represent 9% and 10% respectively, as compared to 9% and 12% in the corresponding periods in the prior years.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had working capital of approximately $3,977,000.

         The Company's statement of cash flows reflects net cash provided by operating activities of approximately $5,574,000, primarily due to net income of $136,000, adjustments for amortization and depreciation expense ($158,000), decreases in operating assets such as accounts receivable ($981,000) and inventories ($1,108,000), offset by increases in operating assets such as other assets ($100,000), license fee payable ($500,000) and due to affiliate ($3,765,000).

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

                                               COMPARE GENERIKS, INC.

Dated: November 10, 2000                       By:       /s/ Thomas A. Keith
                                                  ------------------------------
                                               Thomas A. Keith
                                               President and Chief
                                               Executive Officer
                                               Chief Financial Officer